Form 10-K
period 2011-12-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2012-02-27
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by checkmark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2011:

Alliant Energy Corporation	$4.5 billion
Interstate Power and Light Company	$—
Wisconsin Power and Light Company	$—

Number of shares outstanding of each class of common stock as of Jan. 31, 2012:

Alliant Energy Corporation	Common stock, $0.01 par value, 111,008,651 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation’s and Wisconsin Power and Light Company’s 2012 Annual Meetings of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

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

•

IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, fuel costs, transmission costs, deferred expenditures, capital expenditures, and remaining costs related to generating units that may be permanently closed, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa through 2013;

•	the state of the economy in IPL’s and WPL’s service territories and resulting implications on sales, margins and ability to collect unpaid bills;

•

developments that adversely impact Alliant Energy’s, IPL’s and WPL’s ability to implement their strategic plans, including unanticipated issues with Alliant Energy Resources, LLC’s (Resources’) construction of and selling price of the electricity output from its new 100 megawatt (MW) wind generating project, new emission control equipment for various coal-fired generating facilities of IPL and WPL, WPL’s potential purchase of the Riverside Energy Center (Riverside), IPL’s potential construction of a new natural gas-fired electric generating facility in Iowa, and the potential decommissioning of certain generating facilities of IPL and WPL;

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

•	the ability to find a purchaser for RMT, Inc. (RMT), to successfully negotiate a purchase agreement and to close the sale of RMT;

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

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

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or additional restructurings;

•	impacts that storms or natural disasters in IPL’s and WPL’s service territories may have on their operations and recovery of, and rate relief for, costs associated with restoration activities;

•	access to technological developments;

•	any material post-closing adjustments related to any past asset divestitures;

•	material changes in retirement and benefit plan costs;

•	the impact of incentive compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies;

•	the impact of changes to government incentive elections for wind projects;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	the ability to successfully complete tax audits and appeals with no material impact on earnings and cash flows;

•	the direct or indirect effects resulting from terrorist incidents, including cyber terrorism, or responses to such incidents; and

•	factors listed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA) and in Item 1A Risk Factors.

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

A. GENERAL

Alliant Energy was incorporated in Wisconsin in 1981 and maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company. Alliant Energy’s primary focus is to provide regulated electricity and natural gas service to approximately 1 million electric and approximately 414,000 natural gas customers in the Midwest through its two public utility subsidiaries. The primary first tier subsidiaries of Alliant Energy are: IPL, WPL, Resources and Corporate Services. An illustration of Alliant Energy’s first tier subsidiaries is shown below.

A brief description of the primary first tier subsidiaries of Alliant Energy is as follows:

1) IPL - was incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. In Iowa, IPL provides utility services to incorporated communities as directed by the Iowa Utilities Board (IUB) and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At Dec. 31, 2011, IPL supplied electric and gas service to 525,770 and 233,715 retail customers, respectively. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa. In 2011, 2010 and 2009, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues.

2) WPL - was incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At Dec. 31, 2011, WPL supplied electric and gas service to 456,637 and 179,945 retail customers, respectively. In 2011, 2010 and 2009, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues. WPL Transco LLC is a wholly-owned subsidiary of WPL and holds WPL’s investment in the American Transmission Company LLC (ATC).

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

Refer to Note 15 of the “Combined Notes to Consolidated Financial Statements” for further discussion of business segments, which information is incorporated herein by reference.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES - At Dec. 31, 2011, Alliant Energy’s consolidated subsidiaries had the following full- and part-time employees:

	Number of Bargaining Unit Employees	Number of Other Employees	Total Number of Employees	Percentage of Employees Covered by Collective Bargaining Agreements
IPL	1,121	531	1,652	68%
WPL	1,073	235	1,308	82%
Corporate Services	25	868	893	3%
Resources:
RMT	—	296	296	—
Other	86	27	113	76%

	2,305	1,957	4,262	54%

At Dec. 31, 2011, Alliant Energy employees covered by collective bargaining agreements were as follows:

	Number of Employees	Contract Expiration Date
IPL:
International Brotherhood of Electrical Workers (IBEW) Local 949	220	9/30/12
IBEW Local 204 (Dubuque)	87	9/30/12
IBEW Local 204 (Mason City)	42	9/30/12
IBEW Local 204 (Emery)	13	4/30/13
IBEW Local 204 (Cedar Rapids)	738	8/31/13
IBEW Local 1439	16	6/30/14
IBEW Local 1455	5	6/30/16

	1,121
WPL - IBEW Local 965	1,073	5/31/14
Resources - Various	86	Various
Corporate Services - IBEW Local 204	25	10/31/14

	2,305

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS - Refer to “Liquidity and Capital Resources - Cash Flows - Investing Activities - Construction and Acquisition Expenditures” in MDA for discussion of anticipated construction and acquisition expenditures for 2012 through 2015.

3) REGULATION - Alliant Energy, IPL and WPL are subject to regulation by various federal, state and local agencies. The following includes the primary regulations impacting Alliant Energy’s, IPL’s and WPL’s businesses.

Federal Energy Regulatory Commission (FERC) -

Public Utility Holding Company Act of 2005 (PUHCA 2005) - Alliant Energy is registered with FERC as a public utility holding company, pursuant to PUHCA 2005, and is required to maintain certain records and to report certain transactions involving its public utilities, service company and other entities regulated by FERC. Corporate Services, IPL and WPL are subject to regulation by FERC under PUHCA 2005 for various matters including, but not limited to, affiliate transactions, public utility mergers, acquisitions and dispositions, and books and records requirements.

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

Federal Power Act - FERC also has jurisdiction, under the Federal Power Act, over certain electric utility facilities and operations, electric wholesale and transmission rates, dividend payments, issuance of securities (IPL and Corporate Services only) and accounting practices of Corporate Services, IPL and WPL.

Electric Wholesale Rates - Corporate Services, as agent for both IPL and WPL, has received wholesale electric market-based rate authority from FERC. Market-based rate authorization allows for wholesale sales of electricity within the Midwest Independent Transmission System Operator (MISO) and PJM Interconnection, LLC (PJM) markets and in bilateral markets, based on the market value of the transactions. IPL and WPL also have FERC-approved cost-of-service based rates related to the provision of firm full- and partial-requirement wholesale electric sales. Both IPL’s and WPL’s wholesale cost-of-service tariffs are formula-based tariffs that allow for annual true-ups to actual costs, including fuel costs.

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

As part of routine procedures, in the fourth quarter of 2011, FERC commenced an audit of Alliant Energy, including its centralized service company (Corporate Services) and other affiliated companies. A final report is expected to be issued by FERC in late 2012 or early 2013. Alliant Energy does not believe that the final report will have any impact upon its financial condition or results of operations.

Environmental - Alliant Energy, IPL and WPL are subject to extensive environmental requirements. The EPA administers certain federal regulatory programs and has delegated the administration of other environmental regulatory programs to the applicable state environmental agencies. In general, the state agencies have jurisdiction over air and water quality, hazardous substances management, transportation and clean-up, and solid waste management requirements. In certain cases, the state environmental agencies have delegated the administration of environmental programs to local agencies. Alliant Energy, IPL and WPL are subject to these environmental regulations as a result of their current and past operations.

IUB - IPL is subject to regulation by the IUB related to its operations in Iowa for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements and approval of the location and construction of electric generating facilities. As part of the IUB’s February 2011 order related to IPL’s Iowa retail electric rate case (2009 test year), the IUB outlined plans for IPL’s management activities to be audited by a third party vendor. This audit commenced in the third quarter of 2011. A final report is expected to be issued by the third party vendor to the IUB in the second half of 2012. Alliant Energy and IPL do not currently believe that the final report will have any impact upon their financial condition or results of operations.

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

Retail Electric Transmission Cost Recovery Mechanism - Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa retail electric customers through the transmission cost rider. This new cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa retail electric customers for changes in electric transmission service expenses. Any over- or under-collection of electric transmission costs for each given month are automatically reflected in future billings to retail customers. The transmission cost rider will remain in effect until the IUB’s decision in IPL’s next retail electric base rate case, whereby the rider will be revisited.

Energy Efficiency Cost Recovery (EECR) Mechanism - IPL’s electric and natural gas tariffs contain an EECR factor to recover prudently incurred energy efficiency costs incurred on behalf of IPL’s Iowa customers. EECR factors are revised annually, subject to approval by the IUB, and include a reconciliation to eliminate any over- or under-recovery of energy efficiency expenses from prior periods.

New Electric Generating Facilities - A Certificate of Public Convenience, Use and Necessity (GCU Certificate) application is required to be filed with the IUB for construction approval of any new electric generating facility located in Iowa with 25 MW or more of capacity.

Advance Rate Making Principles - Iowa Code §476.53 provides Iowa utilities with rate making principles prior to making certain generation investments in Iowa. Under Iowa Code §476.53, IPL must file for, and the IUB must render a decision on, rate making principles for electric generating facilities located in Iowa including new base-load (primarily defined as nuclear or coal-fired generation) facilities with a capacity of 300 MW or more, combined-cycle natural gas-fired facilities of any size and renewable generating resources, such as wind facilities, of any size. Upon approval of rate making principles by the IUB, IPL must either build the facility under the approved rate making principles, or not at all.

Electric Generating Facility Emission Control Projects - IPL is required to submit an Emissions Plan and Budget biennially to the IUB setting out a multi-year plan and budget for managing regulated emissions from its electric generating facilities in a cost-effective manner. IPL must simultaneously submit this plan and budget to the Iowa Department of Natural Resources for a determination of whether the plan and budget meets state environmental requirements for regulated emissions. The reasonable costs associated with implementing the plan are expected to be included in IPL’s future retail electric rates.

PSCW - Alliant Energy is subject to regulation by the PSCW for the type and amount of Alliant Energy’s investments in non-utility businesses and other affiliated interest activities, among other matters. WPL is also subject to regulation by the PSCW related to its operations in Wisconsin for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, affiliate transactions, approval of the location and construction of electric generating facilities and certain other additions and extensions to facilities.

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

Retail Commodity Cost Recovery Mechanisms -

Electric - WPL’s retail electric base rates include estimates of annual fuel-related costs (fuel and purchased power energy costs) anticipated during the test period. During each electric retail rate proceeding or in a separate fuel cost plan approval proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs used to determine rates in such proceeding. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges, WPL is authorized to defer the incremental over- or under-collection of fuel-related costs from electric retail customers that are outside the approved ranges. Deferral of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the most recently authorized return on common equity. Subject to review and approval by the PSCW, any over- or under-collection of fuel-related costs for each year are reflected in future billings to retail customers. This cost recovery mechanism became effective for WPL on Jan. 1, 2011.

Natural Gas - WPL’s retail natural gas tariffs contain an automatic adjustment clause for changes in prudently incurred natural gas costs required to serve its retail gas customers. Any over- or under-collection of natural gas costs for each given month are automatically reflected in future billings to retail customers.

EECR Mechanism - WPL contributes a certain percentage of its annual retail utility revenues to help fund Focus on Energy, Wisconsin’s statewide energy efficiency and renewable energy resource program. Estimated contributions to Focus on Energy, along with WPL-run energy efficiency program costs, are recovered from WPL’s retail customers through changes in base rates determined during periodic rate proceedings and include a reconciliation of such estimated amounts to actual costs incurred with any difference deferred for inclusion in future base rate changes.

New Electric Generating Facilities - A Certificate of Authority (CA) application is required to be filed with the PSCW for construction approval of any new electric generating facility with a capacity of less than 100 MW. A Certificate of Public Convenience and Necessity application is required to be filed with the PSCW for construction approval of any new electric generating facility with a capacity of 100 MW or more built in Wisconsin. In addition, WPL’s ownership and operation of electric generating facilities (including those located outside the state of Wisconsin) to serve Wisconsin customers is subject to retail utility rate regulation by the PSCW.

Electric Generating Facility Upgrades - A CA application is required to be filed with the PSCW for construction approval of any additions to electric generating facilities, including emission control projects that exceed a certain threshold amount. The current PSCW rules require a CA for projects with an estimated cost in excess of approximately $8 million.

Advance Rate Making Principles - Wisconsin Statute §196.371 provides Wisconsin utilities with the opportunity to request rate making principles prior to the purchase or construction of any nuclear or fossil-fueled electric generating facility or renewable generating resource, such as a wind facility, utilized to serve Wisconsin customers. WPL is not obligated to file for or accept authorized rate making principles under Wisconsin Statute §196.371. WPL can proceed with an approved project under traditional rate making terms or accept authorized rate making principles under Wisconsin Statute §196.371.

Minnesota Public Utilities Commission (MPUC) - IPL is subject to regulation by the MPUC related to its operations in Minnesota for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities that encumber property in Minnesota, affiliate transactions, and approval of the location and construction of electric generating facilities located in Minnesota with a capacity in excess of 50 MW.

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

Renewable Energy Cost Recovery Mechanism - In November 2011, IPL received an order from the MPUC approving the implementation of an automatic cost recovery rider on a temporary basis to recover costs associated with renewable generation. The renewable energy rider does not require a base rate case for annual revision of rates charged to IPL’s Minnesota retail electric customers, but requires that the renewable energy costs incurred be fully reconciled against the revenues collected for such costs. Initially, this would allow recovery of IPL’s Whispering Willow - East wind project located in Iowa. In November 2011, the MPUC deferred judgment on the prudence of the Whispering Willow - East wind project costs. The initial recovery amount of the project costs will be allowed through the temporary renewable energy rider at a levelized cost of $51 per megawatt-hour (MWh). The final recovery amount of the project costs will be addressed in a separate proceeding that is expected to be completed in 2012.

Refer to Notes 1(b), 1(h), 2 and 13(d) of the “Combined Notes to Consolidated Financial Statements,” and “Rate Matters,” “Environmental Matters” and “Legislative Matters” in MDA for additional information regarding regulation and utility rate matters.

4) STRATEGIC OVERVIEW - Refer to “Strategic Overview” in MDA for discussion of various strategic actions by Alliant Energy, IPL and WPL.

C. INFORMATION RELATING TO UTILITY OPERATIONS

Alliant Energy’s utility business (IPL and WPL) has three segments: a) electric operations; b) gas operations; and c) other, which includes IPL’s steam operations, various other energy-related products and services, and the unallocated portions of the utility business. In 2011, IPL’s and WPL’s operating revenues and operating income (loss) for these three utility business segments were as follows:

	IPL		WPL
	Operating Revenues	Operating Income	Operating Revenues	Operating Income (Loss)
Electric	81%	87%	86%	94%
Gas	16%	10%	14%	10%
Other	3%	3%	—	(4%)

	100%	100%	100%	100%

1) ELECTRIC UTILITY OPERATIONS

General - Electric utility operations represent the largest operating segment for Alliant Energy, IPL and WPL. Alliant Energy’s electric utility operations are located in the Midwest with IPL providing electric service in Iowa and southern Minnesota and WPL providing electric service in southern and central Wisconsin. Refer to the “Electric Operating Information” tables for additional details regarding electric utility operations.

Jurisdictions - Electric utility revenues by state were as follows (dollars in millions):

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$1,327.2	50%	$1,386.0	52%	$1,242.3	50%
Minnesota	81.1	3%	78.3	3%	73.3	3%

Subtotal	1,408.3	53%	1,464.3	55%	1,315.6	53%

WPL:
Wisconsin	1,227.5	47%	1,209.9	45%	1,160.3	47%

	$2,635.8	100%	$2,674.2	100%	$2,475.9	100%

The percentage of electric utility revenues regulated by the IUB, PSCW, MPUC and FERC were as follows:

	IPL			WPL
	2011	2010	2009	2011	2010	2009
IUB	90%	91%	90%	—	—	—
PSCW	—	—	—	85%	84%	80%
MPUC	6%	5%	5%	—	—	—
FERC	4%	4%	5%	15%	16%	20%

	100%	100%	100%	100%	100%	100%

Customers - The number of electric customers and communities served at Dec. 31, 2011 was as follows:

	Retail Customers	Wholesale Customers	Other Customers	Total Customers	Communities Served
IPL	525,770	9	1,372	527,151	752
WPL	456,637	21	2,236	458,894	606

	982,407	30	3,608	986,045	1,358

IPL and WPL provide electric utility service to a diversified base of retail customers in several industries, with the largest concentrations in the food manufacturing, chemical (including ethanol) and paper industries. IPL’s retail customers in the above table are billed under base rates established by the IUB or MPUC that include recovery of and a return on investments in electric infrastructure and recovery of purchased electric capacity costs and other costs required to serve customers. Prior to 2011, electric transmission service expenses were recovered from IPL’s retail electric customers in Iowa through changes in base rates. Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa retail electric customers through a transmission cost rider. This new cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa electric retail customers for changes in electric transmission service expenses. IPL’s electric production fuel and energy purchases costs are recovered pursuant to fuel adjustment clauses. WPL’s retail customers in the above table are billed under base rates established by the PSCW that include recovery of and a return on investments in electric infrastructure and recovery of electric production fuel and purchased energy costs, purchased electric capacity costs, electric transmission service costs and other costs required to serve customers. Effective Jan. 1, 2011, WPL defers electric production fuel and energy purchases costs that exceed or fall below established fuel monitoring ranges through a new electric fuel cost recovery mechanism. WPL’s recovery of deferred electric production fuel and energy purchases costs is restricted if it earns in excess of its authorized return on common equity. Refer to “Rate Matters” in MDA for discussion of a potential retail electric rate filing by WPL in 2012.

Wholesale customers in the above table, which primarily consist of municipalities and rural electric cooperatives, are billed under wholesale service agreements. These agreements include standardized pricing mechanisms that are detailed in tariffs approved by FERC through wholesale rate case proceedings. The tariffs include an annual true-up process for actual costs incurred. A significant majority of IPL’s and WPL’s wholesale service agreements have terms that end after 2017.

In addition, IPL and WPL have bulk power customers, included in “Other customers” in the above table, that are billed according to negotiated, long-term customer-specific contracts, pursuant to FERC-approved tariffs.

Seasonality - Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning requirements. In 2011, the maximum peak hour demands were as follows:

	Alliant Energy	IPL	WPL
MW	5,734	3,131	2,761
Date	July 18	Aug. 2	July 20

Competition - Retail electric customers in Iowa, Wisconsin and Minnesota currently do not have the ability to choose their electric supplier. However, IPL and WPL attempt to attract new customers into their service territories in an effort to keep energy rates low for all. Although electric service in Iowa, Wisconsin and Minnesota is regulated, IPL and WPL still face competition from self-generation by large industrial customers, alternative energy sources, and petitions to municipalize (Iowa) as well as service territory expansions by municipal utilities through annexations (Wisconsin). Refer to “Rate Matters - Other - Economic Development Program” in MDA for discussion of the PSCW’s approval of an economic development program to attract and retain industrial customers in WPL’s service territory.

Renewable Energy Standards (RES) -

Iowa - Electric utilities in Iowa are required to purchase or own their proportionate share of 105 MW of capacity and associated energy from alternate energy or small hydro facilities located in the utilities’ service area. IPL’s proportionate share is approximately 50 MW. As of Dec. 31, 2011, IPL had met the requirements of this renewable energy standard.

Wisconsin - A Wisconsin Renewable Portfolio Standard (RPS) was established in 2006 that requires electric utilities in Wisconsin, including WPL, to increase the portion of their total Wisconsin retail electric sales supplied by renewable energy sources above a benchmark of average retail sales from renewables in 2001, 2002 and 2003. The RPS required a 2% increase above the benchmark by 2010 and will require a 6% increase above the benchmark by 2015. Based on this RPS, WPL was required to supply a minimum of 5.28% of its total Wisconsin retail electric sales with renewable energy sources by 2010 and will be required to increase this amount to 9.28% by 2015. Wisconsin utilities may reach the RPS with renewable energy generated by the utility, acquired under purchased power agreements (PPAs), or through the use of renewable resource credits. WPL has met the 2010 requirements of this renewable energy standard and currently expects to meet the 2015 requirements of the RPS with its current wind generation and wind PPAs.

Minnesota - A Minnesota RES was established in 2007 that requires electric utilities operating in Minnesota, including IPL, to supply a minimum level of their total Minnesota retail electric sales with renewable energy sources by certain future dates. Based on this RES, IPL’s total Minnesota retail electric sales supplied with renewable energy sources must be at least 12% by 2012; 17% by 2016; 20% by 2020; and 25% by 2025. Utilities in Minnesota may meet the requirements of the RES with renewable energy generated by the utility, renewable energy acquired under PPAs or the use of renewable energy credits. IPL currently expects to satisfy the 2012 requirements of the RES with its current wind generation and wind PPAs, and supplemented as needed with renewable energy credits.

Energy Conservation - IPL and WPL continue to promote energy conservation, including their customers’ ability to efficiently manage their energy use. Refer to “Strategic Overview - Energy Efficiency Programs” in MDA for discussion of current energy efficiency programs at IPL and WPL.

Electric Supply - Alliant Energy, IPL and WPL have met historical customer demand of electricity and expect to continue meeting future demand through internally generated electric supply, electric supply from long-term PPAs and additional electric supply purchases from wholesale energy markets. Alliant Energy’s mix of electric supply experienced changes in recent years with WPL’s purchases of the Neenah Energy Facility in 2009 and Wisconsin Electric Power Company’s 25% interest in Edgewater Unit 5 in early 2011, the completion of IPL’s Whispering Willow - East wind project in late 2009, the completion of WPL’s Bent Tree - Phase I wind project in early 2011, and IPL’s retirement of various electric generating units in 2010. Alliant Energy expects its mix of electric supply to change further in the next several years with IPL’s potential construction of a new 600 MW natural gas-fired electric generating facility in Iowa, WPL’s anticipated purchase of Riverside, the anticipated decision not to enter into long-term agreements related to IPL’s and WPL’s existing nuclear PPAs, and the anticipated retirement of additional generating units. Alliant Energy, IPL and WPL periodically update their generation plans to identify longer term generation needs. These long-term generation plans are intended to meet customer demand, reduce reliance on PPAs and wholesale market purchases and mitigate the impacts of future plant retirements while maintaining compliance with long-term electric demand planning reserve margins, environmental requirements and renewable energy standards established by regulators. Alliant Energy, IPL and WPL currently expect to meet utility customer demand in the future. However, unanticipated regional or local reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, retirement of generating facilities, generating facility outages, transmission system outages or extended periods of extreme weather conditions. Refer to the “Electric Operating Information” tables for a profile of the sources of electric supply used to meet customer demand for Alliant Energy, IPL and WPL from 2007 to 2011. Refer to “Strategic Overview - Generation Plans” in MDA for details of Alliant Energy’s, IPL’s and WPL’s future generation plans.

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

Generating Capacity - The generating capacity of IPL’s and WPL’s electric generating facilities is based upon MISO’s resource adequacy process, which uses the unforced capacity of the generating facilities. The generating capacity for the June 2011 to May 2012 planning period by fuel type in MWs was as follows:

	IPL	WPL	Total
Coal	1,392	1,332	2,724
Natural gas	779	613	1,392
Oil	277	—	277
Wind (a)	—	6	6
Hydro	—	24	24

Total	2,448	1,975	4,423

(a)	As of Dec. 31, 2011, completed wind projects owned by Alliant Energy included IPL’s 200 MW Whispering Willow - East wind project in Franklin County, Iowa, WPL’s 68 MW Cedar Ridge wind project in Fond du Lac County, Wisconsin and WPL’s 200 MW Bent Tree - Phase I wind project in Freeborn County, Minnesota. The amounts in the table above represent 0%, 9% and 0% of the capacity of IPL’s Whispering Willow - East, WPL’s Cedar Ridge and WPL’s Bent Tree - Phase I wind projects, respectively, based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2011 to May 2012.

Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2011	2010	2009	2011	2010	2009
All fuels	$2.18	$2.17	$2.29	$2.28	$2.17	$2.13
Coal	1.86	1.73	1.56	2.22	2.06	2.02
Natural gas (a)	7.17	9.79	13.31	6.30	12.83	18.53

(a)	The average cost of natural gas includes commodity costs as well as gains and losses from swap contracts used to hedge the price of natural gas volumes expected to be used by Alliant Energy’s natural gas-fired electric generating facilities.

Coal - Coal is the primary fuel source for Alliant Energy’s, IPL’s and WPL’s internally generated electric supply and generally represents approximately 50% to 55% of their total sources of electric energy. Alliant Energy, through Corporate Services as agent for IPL and WPL, has entered into contracts with different suppliers to help ensure that a specified supply of coal is available at known prices for IPL’s and WPL’s coal-fired generating facilities for 2012 and 2013. As of Dec. 31, 2011, existing contracts provide for a portfolio of coal supplies that cover approximately 80% and 50% of IPL’s and WPL’s estimated coal supply needs for 2012 and 2013, respectively. Alliant Energy, IPL and WPL believe this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Alliant Energy, IPL and WPL expect to meet remaining coal requirements from either future contracts or purchases in the spot market. Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, also enters into various coal transportation agreements to meet its coal supply requirements. As of Dec. 31, 2011, existing coal transportation agreements cover approximately 100%, 50%, 50% and 15% of IPL’s estimated coal transportation needs for 2012 through 2015, respectively, and 100%, 100%, 100% and 30% of WPL’s estimated coal transportation needs for 2012 through 2015, respectively.

Nearly all of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IPL’s and WPL’s generating stations, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IPL and WPL strive to maintain average coal inventory supply targets of 25 to 50 days for generating stations with year-round deliveries and 30 to 150 days (depending upon the time of year) for generating stations with seasonal deliveries. Actual inventory averages for 2011 were 43 days for generating stations with year-round deliveries and 103 days for generating stations with seasonal deliveries. The average days on hand were computed based on actual tons of inventory divided by estimated average daily tons burned in 2011. Alliant Energy, IPL and WPL periodically test coal from sources other than the Wyoming Powder River Basin to determine which alternative sources of coal are most compatible with their generating stations. Access to alternative sources of coal is expected to provide Alliant Energy, IPL and WPL with further protection against interruptions and lessen their dependence on their primary coal source.

Average delivered fossil fuel costs are expected to increase in the future due to price structures and adjustment provisions in existing coal contracts, rate structures and adjustment provisions in existing transportation contracts, fuel-related surcharges incorporated by transportation carriers and expected future coal and transportation market trends. Existing coal commodity contracts with terms of greater than one year have fixed future year prices that generally reflect recent market trends. A few of Alliant Energy’s existing coal contracts have provisions for price adjustments should specific indices change. Rate adjustment provisions in older transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board. Rate adjustment provisions in more recent transportation contracts are based on changes in the All Inclusive Index Less Fuel as published by the Association of American Railroads. These more recent transportation contracts also contain fuel surcharges that are subject to change monthly based on changes in diesel fuel prices. Other factors that may impact coal prices for future commitments are increasing costs for supplier mineral rights, increasing costs to mine the coal and changes in various associated laws and regulations. For example, emission restrictions related to sulfur dioxide (SO2), nitrogen oxide and mercury, along with other environmental limitations on generating stations, continue to increase and will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies. Factors that may impact future transportation rates include, but are not limited to: the need for railroads to enhance/expand infrastructure for demand growth, corresponding investments in locomotives and the desire to improve margins on coal movements commensurate with margins on non-coal movements.

Alliant Energy, IPL and WPL believe they are reasonably insulated against coal price volatility given their current coal procurement process, the specific coal market in their primary purchase region and regulatory cost-recovery mechanisms. Alliant Energy’s coal procurement process stresses periodic purchases, staggering of contract terms, stair-stepped levels of supply going forward for multiple years and supplier diversity. Similarly, given the term lengths of its transportation agreements, Alliant Energy, IPL and WPL believes they are reasonably insulated against future higher coal transportation rates from the major railroads.

Natural Gas - Alliant Energy owns several natural gas-fired generating facilities including IPL’s 565 MW Emery Generating Station, WPL’s 300 MW Neenah Energy Facility and Resources’ 300 MW Sheboygan Falls Energy Facility. WPL has exclusive rights to the output of the Sheboygan Falls Energy Facility under an affiliated lease agreement. These facilities help meet customer demand for electricity generally during peak hour demands. Internally generated electric supply from natural gas-fired generating facilities generally represents less than 5% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy.

Alliant Energy has responsibility to supply natural gas to the generating facilities it owns as well as Riverside, which WPL has rights to under a PPA. WPL has contracted with ANR Pipeline (ANR) to provide firm pipeline transportation of 60,000 dekatherms (Dths) per day for Riverside and 2 million Dths of storage capacity for WPL’s natural gas-fired generating facilities.

Wind - IPL’s 200 MW Whispering Willow - East wind project in Franklin County, Iowa began generating electricity in 2009. WPL’s 68 MW Cedar Ridge wind project in Fond du Lac County, Wisconsin began generating electricity in 2008. WPL’s 200 MW Bent Tree - Phase I wind project in Freeborn County, Minnesota began full generation of electricity in early 2011. Internally generated electric supply from wind facilities generally represents less than 5% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy. All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

Purchased Power - IPL and WPL enter into PPAs and purchase electricity from wholesale energy markets to meet a portion of their customer demand for electricity. Purchased power represented approximately 40% to 45% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2011. IPL’s most significant PPA is with NextEra Energy, Inc. for the purchase of energy and capacity from the Duane Arnold Energy Center (DAEC) through February 2014. IPL currently believes it is unlikely that it will enter into any long-term agreement with NextEra Energy, Inc. for the purchase of electricity generated by DAEC beyond the current DAEC PPA term. WPL’s most significant PPAs are with Dominion Resources, Inc. for the purchase of energy and capacity from the Kewaunee Nuclear Power Plant (Kewaunee) through December 2013 and with a subsidiary of Calpine Corporation for the purchase of energy and capacity from Riverside through May 2013. WPL currently believes it is unlikely that it will enter into any long-term agreement with Dominion Resources, Inc. for the purchase of electricity generated by Kewaunee beyond the current Kewaunee PPA term. WPL currently anticipates it will acquire Riverside in late 2012 to replace the electricity output currently obtained from Riverside beyond the current Riverside PPA term.

Refer to Note 1(h) for discussion of IPL’s and WPL’s rate recovery of electric production fuel and purchased energy costs, Note 3(a) for details regarding PPAs accounted for as operating leases and Note 13(a) for details on IPL’s and WPL’s coal, natural gas and other purchased power commitments in the “Combined Notes to Consolidated Financial Statements.”

Electric Transmission -

IPL - IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC in 2007. IPL sold its electric transmission assets in order to monetize the value of the assets to help fund future capital expenditures, to capture tax benefits under federal tax policy that allowed deferral of gains on sales of qualifying electric transmission assets completed prior to Jan. 1, 2008 (based on regulations at the time of the sale) and to promote regional transmission expansion that is expected to improve transmission reliability and access for its customers in Iowa and Minnesota. ITC is an independent for-profit, transmission-only company and is a transmission-owning member of the MISO RTO, MRO and Reliability First Corporation Regional Entities. ITC has transmission interconnections at various locations with other transmission owning utilities in the Midwest. These interconnections enhance the overall reliability of the IPL delivery system and provide access to multiple sources of economic and emergency energy. IPL currently receives substantially all its transmission services from ITC. The annual transmission service rates that ITC charge its customers is calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment “O.” Refer to “Other Matters - Other Future Considerations - Electric Transmission Service Charges” in MDA for additional information regarding transmission service charges from ITC. Refer to “Rate Matters - Recent Retail Base Rate Filings - IPL’s Iowa Retail Electric Rate Case (2009 Test Year)” for discussion of a new transmission cost rider for recovery of electric transmission service expenses approved by the IUB in January 2011.

WPL - WPL transferred its transmission assets to ATC in 2001 in exchange for an ownership interest in ATC. As of Dec. 31, 2011, WPL held a 16% ownership interest in ATC with a carrying value of $239 million. WPL currently anticipates making capital contributions of $7 million, $4 million and $2 million to ATC in 2012, 2013 and 2014, respectively, to maintain its current ownership percentage. During 2011, ATC distributed to WPL, in the form of dividends, $31 million or approximately 82% of WPL’s equity earnings from ATC. Although no assurance can be given, WPL anticipates ATC will continue a dividend payout ratio close to this level in the future. ATC is an independent for-profit, transmission-only company and is a transmission-owning member of the MISO RTO, MRO and Reliability First Corporation Regional Entities. ATC has transmission interconnections with various other transmission owning utilities in the Midwest. These interconnections enhance the overall reliability of the WPL delivery system and provide access to multiple sources of economic and emergency energy. WPL currently receives substantially all its transmission services from ATC. Refer to Note 21 of the “Combined Notes to Consolidated Financial Statements” for details of agreements between ATC and WPL.

MISO Markets - IPL and WPL are members of MISO, a FERC-approved RTO, which is responsible for monitoring and ensuring equal access to the transmission system in their service territories. IPL and WPL participate in the wholesale energy and ancillary services markets operated by MISO, which are discussed in more detail below. IPL and WPL are parties to a system coordination and operating agreement whereby Corporate Services serves as agent on behalf of IPL and WPL. The agreement, which has been approved or reviewed by FERC and all state regulatory bodies having jurisdiction, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. As agent of the agreement, Corporate Services enters into energy, capacity, ancillary services, and transmission service sale and purchase transactions. Corporate Services allocates such sales and purchases among IPL and WPL based on information provided by MISO and procedures included in the agreement. Refer to Note 21 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of these allocated amounts.

Wholesale Energy Market - IPL and WPL began participation in the wholesale energy market operated by MISO in 2005. The market impacts the way IPL and WPL buy and sell wholesale electricity, obtain transmission services, schedule generation and ensure resource adequacy to reliably serve load. In the market, IPL and WPL submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO evaluates IPL’s, WPL’s and other market participants’ offers, bids and energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy. The market is intended to send price signals to stakeholders about where generation or transmission system expansion is needed. This market-based approach is expected to result in lower overall costs in areas with abundant transmission capacity. In addition, MISO may dispatch generators that support reliability needs, but that would not have operated based on economic needs. In these cases, MISO’s settlement assures that these generators are made whole financially for their variable costs. IPL and WPL also periodically engage in related transactions in PJM’s bid/offer-based wholesale energy market, which are accounted for in a similar manner as the MISO transactions.

Financial Transmission Rights (FTRs) and Auction Revenue Rights (ARRs) - In areas of constrained transmission capacity, costs could be higher due to congestion and their impact on locational marginal prices. As part of the MISO market restructuring in 2005, physical transmission rights of IPL and WPL were replaced with FTRs. FTRs provide a hedge for congestion costs that occur in the MISO day-ahead energy market. Both IPL and WPL are allocated ARRs from MISO each year based on historical use of the transmission system. The revenue rights associated with these ARRs are used by IPL and WPL to acquire FTRs through the FTR auctions operated by MISO. IPL’s and WPL’s current FTRs acquired from ARRs extend through May 31, 2012. MISO re-allocates ARRs annually based on a fiscal year from June 1 through May 31. Based on the FTRs awarded to IPL and WPL to-date and future expected allocations of ARRs, along with the expected regulatory recovery treatment of MISO costs, the financial impacts associated with FTRs have not differed significantly from the financial impacts associated with physical transmission rights that existed prior to the MISO wholesale energy market.

Ancillary Services Market - In 2009, MISO launched an ancillary services market, which integrates the procurement and use of regulation and contingency reserves with the existing wholesale energy market implemented in 2005. Regulation reserves refer to generation available to meet the moment-to-moment changes in generation that are necessary to meet changes in electricity demand. Contingency reserves refer to additional generation or demand response resources, either on-line or that can be brought on-line within 10 minutes, to meet certain major events such as the loss of a large generating unit or transmission line.

MISO and PJM Market Flow Corrections - In 2009, MISO and PJM disclosed an error in the calculation of market flow data between the two independent system operators that began in 2005. The error resulted in incorrect payments between MISO and PJM during 2005 through 2009. Because IPL and WPL participated in both the MISO and PJM markets during the period of the error, IPL and WPL may have been entitled to refunds or may have been required to make additional payments to MISO and/or PJM. In 2010, MISO and PJM filed complaints against each other with FERC. In January 2011, MISO and PJM filed a settlement, which was approved by FERC in June 2011. Under the settlement, payments were not exchanged between MISO and PJM, resulting in no direct financial impact to Alliant Energy, IPL or WPL. Instead, process changes were established, including a baseline review of market-to-market processes and accounting, establishment of a change management process regarding the same biennial review of process changes, and enhanced access to pertinent data enabling independent verification of calculations related to settlements. Future market-to-market billing adjustment claims are limited to one year before the error is discovered compared to the previous two-year limitation.

Electric Environmental Matters - Alliant Energy, IPL and WPL are subject to extensive environmental laws and regulations at a federal, state and local level relating to the protection of the environment and health and safety matters, including those governing air emissions; water discharges; the management, storage and disposal of hazardous materials and the clean-up of contaminated sites. The laws impacting Alliant Energy’s, IPL’s and WPL’s electric operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; Clean Air Act; National Environmental Policy Act of 1969; Toxic Substances Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act and Emergency Planning and Community Right-to-Know Act of 1986; Endangered Species Act; Occupational Safety and Health Act; National Energy Policy Act, as amended; Federal Insecticide, Fungicide and Rodenticide Act; Hazardous Materials Transportation Act; Pollution Prevention Act; and Department of Homeland Security Appropriations Act, as well as similar state laws, and regulations promulgated thereunder. Alliant Energy, IPL and WPL regularly obtain federal, state and local permits to assure compliance with environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future. Alliant Energy, IPL and WPL anticipate that prudently incurred compliance and remediation costs for IPL and WPL will be recoverable, in whole or part, through future rate case proceedings. Refer to “Environmental Matters” in MDA and Note 13(d) of the “Combined Notes to Consolidated Financial Statements” for further discussion of electric environmental matters, including current or proposed environmental regulations under the Clean Air Interstate Rule, Cross-State Air Pollution Rule, Clean Air Visibility Rule, Utility Maximum Achievable Control Technology (MACT) Rule, Wisconsin State Mercury Rule, Wisconsin Reasonably Available Control Technology Rule, Industrial Boiler and Process Heater MACT Rule, Ozone National Ambient Air Quality Standard (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Federal Clean Water Act including Section 316(b), Wisconsin and Iowa State Thermal Rules, Hydroelectric Fish Passages and Fish Protective Devices, Coal Combustion Residuals, Closed Ash Landfills, Polychlorinated Biphenyls and various legislation and EPA regulations to monitor and regulate the emission of Greenhouse Gases (GHG) including the Mandatory GHG Reporting Rule, the New Source Performance Standard for GHG Emissions from Electric Utilities and the GHG Tailoring Rule. Refer to “Strategic Overview - Environmental Compliance Plans” in MDA for details of Alliant Energy’s, IPL’s and WPL’s future environmental compliance plans to adhere to applicable environmental requirements.

Alliant Energy Corporation

Electric Operating Information	2011	2010	2009	2008	2007
Operating Revenues (in millions):
Residential	$985.8	$1,001.5	$868.6	$844.7	$847.5
Commercial	612.1	619.0	556.8	537.5	535.2
Industrial	748.9	762.8	710.7	734.7	731.9

Retail subtotal	2,346.8	2,383.3	2,136.1	2,116.9	2,114.6
Sales for resale:
Wholesale	189.8	196.8	190.1	201.9	179.8
Bulk power and other	52.2	44.1	98.3	31.1	56.7
Other (includes wheeling)	47.0	50.0	51.4	61.4	59.7

Total	$2,635.8	$2,674.2	$2,475.9	$2,411.3	$2,410.8

Electric Sales (000s MWh):
Residential	7,740	7,836	7,532	7,664	7,753
Commercial	6,253	6,219	6,108	6,181	6,222
Industrial	11,504	11,213	10,948	12,490	12,692

Retail subtotal	25,497	25,268	24,588	26,335	26,667
Sales for resale:
Wholesale	3,372	3,325	3,251	3,813	3,547
Bulk power and other	1,757	1,378	2,583	983	2,550
Other	151	153	155	164	167

Total	30,777	30,124	30,577	31,295	32,931

Customers (End of Period):
Residential	842,780	841,726	840,927	840,644	840,122
Commercial	136,732	135,832	135,099	134,536	134,235
Industrial	2,895	2,875	2,881	2,934	2,964
Other	3,638	3,632	3,555	3,534	3,529

Total	986,045	984,065	982,462	981,648	980,850

Other Selected Electric Data:
Maximum peak hour demand (MW)	5,734	5,425	5,491	5,491	5,751
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 736)	887	923	406	583	846
Madison, Wisconsin (WPL) (normal - 614)	814	829	368	538	781
Sources of electric energy (000s MWh):
Coal	16,440	16,366	15,321	17,495	18,643
Purchased power:
Nuclear	5,483	5,667	5,428	5,465	5,103
Other (b)	7,529	7,514	9,542	7,866	8,298
Gas	588	633	661	1,037	1,894
Other (b)	1,413	820	402	245	309

Total	31,453	31,000	31,354	32,108	34,247

Revenue per kilowatt-hour (KWh) sold to retail customers (cents)	9.20	9.43	8.69	8.04	7.93

(a)	Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.
(b)	All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

Interstate Power and Light Company

Electric Operating Information	2011	2010	2009	2008	2007
Operating Revenues (in millions):
Residential	$543.2	$561.9	$478.9	$455.2	$451.2
Commercial	366.0	378.7	336.8	319.4	316.2
Industrial	415.4	441.9	412.5	407.0	402.0

Retail subtotal	1,324.6	1,382.5	1,228.2	1,181.6	1,169.4
Sales for resale:
Wholesale	29.6	29.8	23.5	23.4	21.3
Bulk power and other	24.6	23.5	37.3	21.1	42.2
Other (includes wheeling)	29.5	28.5	26.6	32.2	37.2

Total	$1,408.3	$1,464.3	$1,315.6	$1,258.3	$1,270.1

Electric Sales (000s MWh):
Residential	4,223	4,295	4,113	4,218	4,204
Commercial	3,953	3,944	3,851	3,911	3,912
Industrial	7,080	6,961	6,829	7,742	7,750

Retail subtotal	15,256	15,200	14,793	15,871	15,866
Sales for resale:
Wholesale	417	425	403	449	406
Bulk power and other	729	683	901	682	1,581
Other	84	83	84	90	93

Total	16,486	16,391	16,181	17,092	17,946

Customers (End of Period):
Residential	443,358	443,694	443,615	443,589	444,974
Commercial	80,506	80,063	79,805	79,508	79,473
Industrial	1,906	1,900	1,914	1,939	1,954
Other	1,381	1,366	1,376	1,381	1,398

Total	527,151	527,023	526,710	526,417	527,799

Other Selected Electric Data:
Maximum peak hour demand (MW)	3,131	2,963	2,981	2,943	3,085
Cooling degree days (a):
Cedar Rapids, Iowa (normal - 736)	887	923	406	583	846
Sources of electric energy (000s MWh):
Coal	8,456	8,663	8,162	9,517	10,547
Purchased power:
Nuclear	3,624	3,623	3,577	3,619	3,066
Other (b)	3,755	3,620	4,315	3,154	3,101
Gas	532	578	636	983	1,778
Other (b)	586	375	58	23	127

Total	16,953	16,859	16,748	17,296	18,619

Revenue per KWh sold to retail customers (cents)	8.68	9.10	8.30	7.45	7.37

(a)	Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.
(b)	All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

Wisconsin Power and Light Company

Electric Operating Information	2011	2010	2009	2008	2007
Operating Revenues (in millions):
Residential	$442.6	$439.6	$389.7	$389.5	$396.3
Commercial	246.1	240.3	220.0	218.1	219.0
Industrial	333.5	320.9	298.2	327.7	329.9

Retail subtotal	1,022.2	1,000.8	907.9	935.3	945.2
Sales for resale:
Wholesale	160.2	167.0	166.6	178.5	158.5
Bulk power and other	27.6	20.6	61.0	10.0	14.5
Other	17.5	21.5	24.8	29.2	22.5

Total	$1,227.5	$1,209.9	$1,160.3	$1,153.0	$1,140.7

Electric Sales (000s MWh):
Residential	3,517	3,541	3,419	3,446	3,549
Commercial	2,300	2,275	2,257	2,270	2,310
Industrial	4,424	4,252	4,119	4,748	4,942

Retail subtotal	10,241	10,068	9,795	10,464	10,801
Sales for resale:
Wholesale	2,955	2,900	2,848	3,364	3,141
Bulk power and other	1,028	695	1,682	301	969
Other	67	70	71	74	74

Total	14,291	13,733	14,396	14,203	14,985

Customers (End of Period):
Residential	399,422	398,032	397,312	397,055	395,148
Commercial	56,226	55,769	55,294	55,028	54,762
Industrial	989	975	967	995	1,010
Other	2,257	2,266	2,179	2,153	2,131

Total	458,894	457,042	455,752	455,231	453,051

Other Selected Electric Data:
Maximum peak hour demand (MW)	2,761	2,654	2,558	2,583	2,816
Cooling degree days (a):
Madison, Wisconsin (normal - 614)	814	829	368	538	781
Sources of electric energy (000s MWh):
Coal	7,984	7,703	7,159	7,978	8,096
Purchased power:
Nuclear	1,859	2,044	1,851	1,846	2,037
Other (b)	3,774	3,894	5,227	4,712	5,197
Gas	56	55	25	54	116
Other (b)	827	445	344	222	182

Total	14,500	14,141	14,606	14,812	15,628

Revenue per KWh sold to retail customers (cents)	9.98	9.94	9.27	8.94	8.75

(a)	Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.
(b)	All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

2) GAS UTILITY OPERATIONS

General - Gas utility operations represent the second largest operating segment for Alliant Energy, IPL and WPL. Alliant Energy’s gas utility operations are located in the Midwest with IPL providing gas service in Iowa and southern Minnesota, and WPL providing gas service in southern and central Wisconsin. Refer to the “Gas Operating Information” tables for additional details regarding gas utility operations.

Jurisdictions - Gas utility revenues by state were as follows (dollars in millions):

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$263.3	55%	$261.5	54%	$295.2	56%
Minnesota	13.0	3%	12.8	3%	13.6	3%

Subtotal	276.3	58%	274.3	57%	308.8	59%

WPL:
Wisconsin	200.4	42%	206.3	43%	216.5	41%

	$476.7	100%	$480.6	100%	$525.3	100%

Customers - The number of gas customers and communities served at Dec. 31, 2011 were as follows:

	Retail Customers	Transportation / Other Customers	Total Customers	Communities Served
IPL	233,715	273	233,988	243
WPL	179,945	227	180,172	239

	413,660	500	414,160	482

IPL’s and WPL’s retail customers in the above table are billed under base rates established by the IUB, MPUC or PSCW that include recovery of and a return on investments in gas infrastructure and recovery of costs required to serve customers. Commodity, storage and transportation costs incurred by IPL and WPL are recovered pursuant to natural gas cost recovery mechanisms. In addition to sales of natural gas to retail customers, IPL and WPL provide transportation service to commercial and industrial customers by moving customer-owned gas through Alliant Energy’s distribution systems to the customers’ meters. Revenues are collected for this service pursuant to transportation tariffs. Refer to “Rate Matters” in MDA for discussion of potential retail gas rate filings by IPL and WPL in 2012.

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

Gas Supply - IPL and WPL maintain purchase agreements with over 70 suppliers of natural gas from various gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms through March 2014. IPL’s and WPL’s gas supply commitments are primarily market-based.

Recently, natural gas prices have fallen to levels not seen in a decade. Prices have fallen largely due to surging supply caused by shale gas production. Given the tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates in the cost of gas sold, the decreased natural gas prices do not have a material impact on their respective gas margins.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. Transportation contracts with Northern Natural Gas Company (NNG), ANR, Natural Gas Pipeline Co. of America (NGPL), Guardian Pipeline (Guardian) and Northern Border Pipeline (NBPL) allow access to gas supplies located in the U.S. and Canada. Arrangements with Firm Citygate Supplies (FCS) provide IPL with gas delivered directly to its service territory. In 2011, the maximum daily delivery capacity for IPL and WPL was as follows (in Dths):

	NNG	ANR	NGPL	FCS	Guardian	NBPL	Total
IPL	191,969	43,180	42,618	11,500	—	9,085	298,352
WPL	76,056	167,467	—	—	10,000	—	253,523

Refer to Note 1(h) for information relating to utility natural gas cost recovery mechanisms and Note 13(a) for discussion of natural gas commitments in the “Combined Notes to Consolidated Financial Statements.”

Gas Environmental Matters - Alliant Energy is subject to extensive environmental laws and regulations at a federal, state and local level relating to the protection of the environment and health and safety matters, including remediation of former manufactured gas plant sites. The laws impacting Alliant Energy’s gas operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; National Environmental Policy Act of 1969; Toxic Substances Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act and Emergency Planning and Community Right-to-Know Act of 1986; Endangered Species Act; Occupational Safety and Health Act; National Energy Policy Act, as amended; Federal Insecticide, Fungicide and Rodenticide Act; Hazardous Materials Transportation Act; Pollution Prevention Act, and Department of Homeland Security Appropriations Act, as well as similar state laws, and regulations promulgated thereunder. Alliant Energy regularly obtains federal, state and local permits to assure compliance with environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future. Alliant Energy anticipates that prudently incurred compliance and remediation costs for IPL and WPL will be recoverable, in whole or part, through future rate case proceedings. Refer to Note 13(d) of the “Combined Notes to Consolidated Financial Statements” for discussion of gas environmental matters. Refer to “Legislative Matters” in MDA for discussion of the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which was enacted in January 2012.

Alliant Energy Corporation

Gas Operating Information	2011	2010	2009	2008	2007
Operating Revenues (in millions):
Residential	$269.7	$273.7	$290.8	$385.0	$348.6
Commercial	155.1	154.2	174.7	240.5	199.0
Industrial	24.5	27.3	30.7	51.1	39.4

Retail subtotal	449.3	455.2	496.2	676.6	587.0
Interdepartmental	1.1	1.5	4.9	7.8	17.4
Transportation/other	26.3	23.9	24.2	26.0	25.8

Total	$476.7	$480.6	$525.3	$710.4	$630.2

Gas Sales (000s Dths):
Residential	26,891	27,128	27,711	30,630	28,137
Commercial	19,271	18,691	20,725	22,461	19,417
Industrial	3,848	4,158	4,558	5,558	4,694

Retail subtotal	50,010	49,977	52,994	58,649	52,248
Interdepartmental	887	887	938	1,373	2,591
Transportation/other	51,323	49,521	53,580	59,253	58,911

Total	102,220	100,385	107,512	119,275	113,750

Retail Customers at End of Period:
Residential	367,497	366,261	365,597	365,193	363,825
Commercial	45,667	45,552	45,641	45,413	45,374
Industrial	496	549	571	584	591

Total	413,660	412,362	411,809	411,190	409,790

Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,763)	6,745	6,868	7,074	7,636	6,815
Madison, Wisconsin (WPL) (normal - 7,083)	6,992	6,798	7,356	7,714	6,935
Revenue per Dth sold to retail customers	$8.98	$9.11	$9.36	$11.54	$11.23
Purchased gas costs per Dth sold to retail customers	$5.88	$6.05	$6.47	$8.73	$8.11

(a)	Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

Interstate Power and Light Company

Gas Operating Information	2011	2010	2009	2008	2007
Operating Revenues (in millions):
Residential	$155.2	$155.6	$168.6	$219.3	$203.4
Commercial	87.8	88.4	100.8	137.3	115.0
Industrial	19.0	18.4	25.0	40.4	31.2

Retail subtotal	262.0	262.4	294.4	397.0	349.6
Interdepartmental	0.7	1.0	2.9	2.2	2.6
Transportation/other	13.6	10.9	11.5	11.2	12.3

Total	$276.3	$274.3	$308.8	$410.4	$364.5

Gas Sales (000s Dths):
Residential	15,660	15,923	16,072	18,110	16,541
Commercial	10,677	10,596	11,451	13,099	11,080
Industrial	3,023	2,869	3,787	4,539	3,811

Retail subtotal	29,360	29,388	31,310	35,748	31,432
Interdepartmental	116	148	474	217	327
Transportation/other	27,604	27,923	29,924	34,776	34,433

Total	57,080	57,459	61,708	70,741	66,192

Retail Customers at End of Period:
Residential	206,964	206,979	206,937	206,866	206,873
Commercial	26,455	26,470	26,545	26,603	26,664
Industrial	296	343	359	367	366

Total	233,715	233,792	233,841	233,836	233,903

Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (normal - 6,763)	6,745	6,868	7,074	7,636	6,815
Revenue per Dth sold to retail customers	$8.92	$8.93	$9.40	$11.11	$11.12
Purchased gas cost per Dth sold to retail customers	$5.96	$6.05	$6.61	$8.50	$8.38

Wisconsin Power and Light Company

Gas Operating Information	2011	2010	2009	2008	2007
Operating Revenues (in millions):
Residential	$114.5	$118.1	$122.2	$165.7	$145.2
Commercial	67.3	65.8	73.9	103.2	84.0
Industrial	5.5	8.9	5.7	10.7	8.2

Retail subtotal	187.3	192.8	201.8	279.6	237.4
Interdepartmental	0.4	0.5	2.0	5.6	14.8
Transportation/other	12.7	13.0	12.7	14.8	13.5

Total	$200.4	$206.3	$216.5	$300.0	$265.7

Gas Sales (000s Dths):
Residential	11,231	11,205	11,639	12,520	11,596
Commercial	8,594	8,095	9,274	9,362	8,337
Industrial	825	1,289	771	1,019	883

Retail subtotal	20,650	20,589	21,684	22,901	20,816
Interdepartmental	771	739	464	1,156	2,264
Transportation/other	23,719	21,598	23,656	24,477	24,478

Total	45,140	42,926	45,804	48,534	47,558

Retail Customers at End of Period:
Residential	160,533	159,282	158,660	158,327	156,952
Commercial	19,212	19,082	19,096	18,810	18,710
Industrial	200	206	212	217	225

Total	179,945	178,570	177,968	177,354	175,887

Other Selected Gas Data:
Heating degree days (a):
Madison, Wisconsin (normal - 7,083)	6,992	6,798	7,356	7,714	6,935
Revenue per Dth sold to retail customers	$9.07	$9.36	$9.31	$12.21	$11.40
Purchased gas cost per Dth sold to retail customers	$5.77	$6.06	$6.28	$9.08	$7.70

(a)	Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

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

IPL’s largest remaining high-pressure steam customer accounts for approximately 95% of IPL’s steam revenues. This customer is under contract through 2025 for annual steam usage of at least 3.8 million Dths, with certain conditions. IPL is currently negotiating a 10-year contract with the other remaining high-pressure steam customer for annual steam usage of at least 175,000 Dths, with certain conditions.

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

RMT - provides renewable energy services to clients throughout the U.S., including facility siting, permitting, design, procurement, construction and high voltage connection services for wind and solar projects. In February 2012, Alliant Energy announced plans to sell RMT in 2012.

Non-regulated Generation - owns the 300 MW, simple-cycle, natural gas-fired Sheboygan Falls Energy Facility near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025, and the 100 MW Franklin County wind project in Franklin County, Iowa that is currently under construction. The Franklin County wind project is expected to be placed in service by the end of 2012.

Other non-regulated investments - include the Whiting Petroleum Corporation tax sharing agreement receivable discussed in Note 4(c) of the “Combined Notes to Consolidated Financial Statements,” real estate investments, two corporate airplanes and several other modest investments.

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

Our business is significantly impacted by government regulation - We are subject to extensive regulation by federal and state regulatory authorities, which significantly influences our operations and our ability to timely recover costs from customers and earn authorized rates of return. In particular, regulatory authorities with jurisdiction over public utilities, including the IUB, the PSCW, the MPUC and FERC, regulate many aspects of our operations, including: the rates charged to our customers; our ability to site and construct new generating facilities, such as the proposed natural gas generating facility in Iowa and future wind projects to utilize our remaining available wind sites, and the amount of costs associated therewith that may be recovered from customers; the installation of environmental emission control equipment and the amount of costs for the construction and maintenance of such equipment that may be recovered from customers; our ability to decommission generating facilities and recover the costs incurred to decommission the facilities and the remaining carrying value of such facilities; the amount of certain sources of energy such as renewable sources and reductions in energy usage by customers; our ability to purchase generating facilities, such as the Riverside Energy Center and the amount of costs associated therewith that may be recovered from customers; the rates paid to transmission operators; safety; the issuance of securities; accounting matters; and transactions between affiliates. These regulatory authorities are also empowered to impose financial penalties and other sanctions if we are found to have violated statutes and regulations governing utility operations. Failure to obtain approvals from regulatory authorities, failure to receive approvals in a timely manner, or receiving approvals with uneconomical conditions, to recover costs, construct new generating facilities, purchase generating facilities, install environmental emission control equipment or decommission generating facilities may adversely impact our ability to achieve our strategic plan, cause us to record an impairment of our assets, and have a material adverse impact on our results of operation and financial condition.

In addition, our utility financial condition is influenced by how these regulatory authorities establish our authorized rates of return and common equity levels, and the amount of deferred costs that may be recovered from customers. Our ability to obtain rate adjustments to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and we cannot assure that rate adjustments will be obtained or authorized rates of return on capital will be earned. In pending and future rate cases, IPL and WPL may not receive an adequate amount of rate relief, rates may be reduced, rate refunds may be required, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, future rates may be temporarily frozen (as occurred in the IPL rate case in Iowa through 2013) and authorized rates of return on capital may be reduced. As a result, we may experience adverse impacts on our financial condition and results of operations. We are unable to predict the impact on our business and operating results from future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations may require us to incur additional costs or change business operations or our business plan, which may have an adverse impact on our financial condition and results of operations.

We are subject to a wide variety of regulations, including and in addition to those described above, which are constantly changing. While we believe we comply with all laws and regulations governing us, state or federal agencies may not agree and may find that our compliance programs are inadequate. Such a finding could cause fines or penalties or could require us to implement new compliance programs which could increase our costs of compliance and may adversely impact our financial condition.

Provisions of the Wisconsin Utility Holding Company Act (WUHCA) limit our ability to invest in non-utility activities. Takeover attempts by potential purchasers who might be willing to pay a premium for our stock are also limited by certain provisions of WUHCA and the delays and conditions that generally result from the requirement that regulatory authorities approve such a transaction.

Large construction projects are subject to delays and cost increases that may not be recovered from customers - Our strategic plan includes installing environmental control equipment, making other large-scale improvements to our newer and more-efficient coal-fired generating facilities, constructing a new wind generating facility and the potential construction of a natural gas-fired generating facility. These large construction projects are subject to various risks that could cause costs to increase or cause delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the general contractor or subcontractors to perform under their contracts; the inability to agree to contract terms or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; governmental actions; legal action; unforeseen engineering or technology issues; limited access to capital and other adverse economic conditions. If a construction project is not completed or is delayed or final costs exceed the costs approved by our regulators, we may not be able to recover all costs for the project in rates. Inability to recover excess costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

We are subject to numerous environmental laws and regulations, compliance with which could be difficult and costly - We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, cooling water intake structures, wastewater discharges, the generation, transport and disposal of coal combustion products and other solid wastes and hazardous substances, and the clean-up of contaminated sites. These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, which are subject to renewal proceedings and legal challenges. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install emission control equipment at our facilities, clean up spills and correct environmental hazards and other contamination. We may be required to pay all or a portion of the cost to remediate (i.e. clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination, including sites of former manufactured gas plants operated by our predecessors. We cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of any fines or penalties, including the severity of any restriction on our operations) necessary to comply with these environmental laws and regulations, although we expect the expenditures to be material.

Although we believe we comply in all material respects with all environmental laws and regulations, we may receive notices of violation from state or federal agencies, as occurred when the EPA issued a notice of violation to WPL in 2009 alleging non-compliance with various permitting requirements under the Clean Air Act. Citizen groups or private individuals may bring litigation over environmental issues. WPL is currently involved in matters in which the Sierra Club is alleging various violations of the Clean Air Act. If we are unsuccessful defending litigation from governmental agencies or citizen groups, we could be subject to restrictions or prohibitions on operating our generation facilities, costly upgrades to our generation facilities, payment of damages or fines, requirements to complete other beneficial environmental projects, and litigation costs, all of which could be material. An adverse result in such legal actions could have a material adverse impact on our financial condition and results of operations.

We are also subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. These mandates are designed in part to mitigate the potential environmental impacts of utility operations. Failure to meet the requirements of these mandates may result in fines or penalties, which could have a material adverse effect on our results of operations. If our regulators do not allow us to recover all or a part of the costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

Existing environmental laws or regulations may be revised and new laws or regulations seeking to protect the environment may be adopted or become applicable to us, including but not limited to regulation of mercury, nitrogen oxide, sulfur dioxide, carbon dioxide and other greenhouse gas emissions, particulates, coal ash and other coal combustion products, and cooling water intake structures. Such changes could materially increase our cost of compliance. Our strategic plan was developed in part to comply with the environmental laws and regulations as we anticipate they will be finally adopted. Revision of existing environmental laws or regulations may cause (i) state utility commissions to not approve our plans to install environmental emission control equipment at our existing generating facilities or not allow us to recover costs of such projects, (ii) state utility commissions to not approve costs of emission allowances purchased to comply with environmental regulations that are no longer applicable to our operations, (iii) co-owners in our jointly-owned facilities to not agree with our decision to move forward with these projects, or (iv) our current plans to not meet new requirements. These outcomes could have a material adverse effect on our results of operations and financial condition.

Demand for energy may decrease - Adverse economic conditions in our service territories, such as the most recent recession, reduce the demand for electricity and natural gas. We lost certain customers after plants closed due to the most recent recession and could lose additional customers due to economic conditions, customers constructing their own generation facilities, or loss of service territory or franchises. Further, the energy conservation and technological advances that increase energy efficiency may temporarily or permanently reduce the demand for energy products. In addition, state and/or federal regulations require mandatory conservation measures, which would reduce the demand for energy. We may also lose wholesale customers to competitors. Future economic growth may not create enough growth for us to replace the lost energy demand from these customers. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by the impacts of weather - Our electric and gas utility businesses are seasonal businesses and weather patterns can have a material impact on their operating performance. Demand for electricity is greater in the summer months associated with higher air conditioning needs. In addition, market prices for electricity generally peak in the summer due to the higher demand. Conversely, demand for natural gas depends significantly upon weather patterns in winter months due to heavy use in residential and commercial heating. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis. In addition, we have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer. Thus, unusually mild winters and summers could have an adverse effect on our financial condition and results of operations.

We may not be able to fully recover costs related to commodity prices - The prices that we may obtain for electric energy may not compensate for changes in delivered coal, natural gas or electric energy spot-market costs, or changes in the relationship between such costs and the market prices of electric energy. As a result, we may be unable to pass on the changes in costs to our customers, especially at WPL where we do not have a retail automatic fuel cost adjustment clause, which allows more consistent and timely cost recovery. We are heavily exposed to changes in the price and availability of coal because the majority of the electricity generated by us is from our coal-fired generating facilities. We have contracts of varying durations for the supply and transportation of coal for most of our existing generating capability, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts. Further, we currently rely on coal primarily from the Powder River Basin in Wyoming and any disruption of coal production in, or transportation from, that region may cause us to incur additional costs and adversely affect our financial condition and results of operations.

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

We face risks related to non-regulated operations - We have two non-regulated subsidiaries that operate in the renewable energy market. RMT is a subsidiary that offers facility siting, permitting, design, procurement, construction and high voltage connection services for wind and solar projects in the U.S. We recently announced plans to sell RMT. We cannot currently predict whether we will find a buyer for RMT or be able to consummate a sale of RMT, the amount of consideration we might receive for RMT, or whether RMT will regain profitability. The contractual terms and conditions of certain projects currently or previously serviced by RMT, including Alliant Energy’s parental guarantee obligations and financing provided to customers, may hinder RMT’s ability to be profitable on certain projects, may impact the ability to sell or the sale price of RMT, and may materially impact our financial condition. Our inability to effect a strategic alternative for RMT, or continued losses incurred by RMT, could adversely impact our results of operations and financial condition.

Franklin County Wind LLC is a subsidiary that is building a non-regulated 100 MW wind project in Franklin County, Iowa, referred to as the Franklin County wind project. The Franklin County wind project does not currently have a buyer of the electrical output expected to be generated by the project when completed. Failure to find a buyer for the output, or selling the output at disadvantageous pricing, may cause the project to lose money or cause an impairment of its assets. Such losses or impairments could adversely impact our results of operations and financial condition.

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategic plan and other long-term business strategies is dependent upon our ability to access the capital markets under competitive terms and rates. We have forecasted capital expenditures of $4 billion over the next four years. Capital markets, particularly debt markets, have come under considerable strain in the past few years, resulting in negative impacts on the availability and terms of credit available to certain businesses. In August 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. The effect of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the effect of the economic crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In turn, any national economic downturn or disruption of financial markets could reduce our access to capital necessary to execute our strategic plan and for our operations as we may be unable to access the credit markets or may face significantly higher costs of borrowing. We rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, we could pay higher interest rates in future financings, the pool of potential lenders could be reduced, borrowing costs under existing credit facilities could increase, our access to the commercial paper market could be limited, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets or other factors, our financial condition and results of operations could be significantly adversely affected.

We are subject to employee workforce factors that could affect our businesses - We are subject to employee workforce factors, including loss or retirement of key personnel, availability of and our ability to recruit qualified personnel, collective bargaining agreements with employees and work stoppage that could affect our businesses and financial condition and results of operations. Further, our workforce includes employees who are nearing retirement. We need employees with specialized and technical skills in order to achieve our strategic plan. It may be difficult to retain current employees with these specialized skills, especially as they near retirement, and it may be difficult to find new employees with the necessary skills. These factors could adversely affect our ability to implement our strategic plan and our financial condition.

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, operator error and compliance with mandatory reliability standards. In addition, the North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems. Further, the transmission system in our utilities’ service territories is constrained, limiting the ability to transmit electric energy within our service territories and access electric energy from outside of our service territories. The transmission constraints could result in failure to provide reliable service to our utility customers and the inability to deliver energy from generating facilities, particularly wind generating facilities, to the national grid, or not being able to access lower cost sources of electric energy. We also have obligations to provide electrical service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

The operation of our natural gas distribution activities also involves many risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses. These risks could result in loss of human life, particularly in highly populated areas, significant damage to property, environmental emissions, impairment of our operations and substantial losses to us. We also have obligations to provide service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

Storms or other natural disasters may impact our operations in unpredictable ways - Storms and other natural disasters, including events such as floods, tornados or ice storms, may adversely impact our ability to generate, purchase or distribute electric energy or obtain fuel sources and may significantly slow growth or cause a decline in the economy within our service territories. Storms and natural disasters may prevent our customers from being able to operate, causing lower sales and revenues, which may not be replaced or recovered in rates. In addition, we could incur large costs of repairing damage to our generating facilities and infrastructure, or costs related to environmental remediation, due to storms or natural disasters. The restoration costs may not be fully covered by insurance policies. Damage to assets could also require us to take impairments, such as occurred with our damaged Sixth Street Generating Station. Some costs may not be recovered in rates, or there could be significant delays in cost recovery. Any of these items could adversely affect our financial condition and results of operations.

We are subject to limitations on our ability to pay dividends - Alliant Energy is a holding company with no significant operations of its own. Accordingly, the primary sources of funds for Alliant Energy to pay dividends to its shareowners are dividends and distributions from its subsidiaries, primarily its utility subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to us, whether by dividends, loans or other payments. The ability of our subsidiaries to pay dividends or make distributions to us and, accordingly, our ability to pay dividends on Alliant Energy common stock will depend on regulatory limitations and the earnings, cash flows, capital requirements and general financial condition of our subsidiaries. Our utilities each have dividend payment restrictions based on the terms of their outstanding preferred stock and regulatory limitations applicable to them. If we do not receive adequate dividends and distributions from our subsidiaries, then we may not be able to make, or may have to reduce, dividend payments on Alliant Energy common stock.

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition - Our strategic plan includes our utility subsidiaries and Resources building and operating wind generating facilities. The health of, and growth of, the wind market is impacted by government incentives, such as the production tax credits and cash grants. We currently operate wind generating facilities for which we receive production tax credits. If we were to elect a cash grant for certain facilities that have already been placed in service, we may incur material charges against earnings for the recapture of previously recognized production tax credits. The failure of tax incentives to work as expected or the elimination of, or changes to, these incentives could adversely impact our ability to achieve our strategic plan and could adversely impact our financial condition and results of operations.

We have significantly reduced our federal and state income tax obligations for the past few years through tax planning strategies. These tax planning strategies have generated large annual taxable losses over the past few years that have resulted in significant federal and state net operating loss (NOL) carryforwards. We plan to utilize these NOL carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the NOL carryforwards before they expire, we may incur material charges to earnings. Further, a future disallowance of some or all of the NOL carryforwards, or a change to the period of time in which we are able to utilize the NOL carryforwards, could have an adverse impact on our financial condition.

Changes to the level of revenues generated in the different states we operate or changes to tax laws in such states may impact how we apportion our taxable income to each state, which could have a negative impact on our results of operations and financial condition. If corporate tax rates were changed with future federal or state legislation, we may be required to take material charges against earnings. Finally, we have a tax benefit rider in place in Iowa that provides billing credits to our customers. We have made certain assumptions regarding the timing of the tax benefit rider for accounting purposes. If those assumptions are not accurate, our results of operations and financial condition may be adversely impacted.

Poor performance of pension and other postretirement plan investments could negatively impact our financial condition - We have pension and other postretirement benefit plans that provide benefits to a large portion of our employees and retirees. Costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. As a result of the extreme volatility and disruption in the domestic and international equity and bond markets in recent years, the asset values of our pension plans have fluctuated significantly since 2008. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Future losses of asset values may necessitate accelerated funding of the plans in the future to meet minimum federal government requirements. Downward pressure on the asset values of our pension plans may require us to fund obligations earlier than originally planned, which would have an adverse impact on our financial condition and results of operations.

Actions related to global climate change and reducing GHG emissions could negatively impact us - The primary GHG emitted from our utility operations is carbon dioxide (CO2) from combustion of fossil fuels at our generating facilities. Our generating facilities are primarily coal-fired facilities. We could be subject to any regulations that are adopted in the future, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits CO2 and other GHGs. Due to the uncertainty of what form CO2 emissions regulations could take, control technologies available to reduce GHG emissions, including CO2, and the unknown nature of potential compliance obligations should climate change regulations be enacted, we cannot provide any assurance regarding the potential impacts any future regulations would have on our operations. The impacts of such proposals could have a material adverse impact on our financial condition and results of operations.

We face risks associated with our use of derivatives - We use derivative instruments to manage commodity price volatility. We could recognize financial losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. In addition, the derivative instruments that we use may not offset the underlying exposure being mitigated as expected, due to pricing inefficiencies or other terms of the derivative instruments, and any such failure to mitigate exposure could result in financial losses. The derivative instruments we use to manage our commodity risks have terms allowing our counterparties to demand cash collateral. Extensive cash collateral demands could adversely impact our cash flows. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. One of the most significant financial provisions of the Dodd-Frank Act for us is a commercial end-user exemption that is expected to allow utilities to continue trading derivatives “over-the-counter” without having to make such trades through cleared exchanges with collateral requirements. If, as a result of the rulemaking associated with the Dodd-Frank Act, we do not qualify for the end-user exemption, we could be subject to higher collateral requirements, which could adversely impact our cash flows.

Threats of terrorism, cyber attacks, and catastrophic events that could result from terrorism and cyber attacks may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets of both physical and cyber attacks. The risks posed by such attacks could include, among other things, the disruption of, volatility in, or other effects on capital markets, the increased cost of security and insurance; an adverse effect on our ability to generate, purchase or distribute electric energy or obtain fuel sources, and significantly slow growth or a decline in the economy within our service territories, all of which could adversely impact our financial condition and results of operations. In addition, the cost of repairing damage to our generating facilities and infrastructure due to acts of terrorism, and the loss of revenue if such events prevent us from providing utility service to our customers, could adversely impact our financial condition and results of operations. Further, an attack could result in the unauthorized disclosure of confidential information. As protection against such risks, we have instituted safeguards to protect our operational systems and information technology assets. FERC, through the North American Electric Reliability Corporation, requires certain safeguards be implemented to prevent cyber attacks. The safeguards we have may not always be effective due to the evolving nature of cyber attacks and cyber security. We cannot guarantee that such protections will be completely successful in the event of a cyber attack. We also maintain insurance coverage against some, but not all, potential losses. However, our insurance agreements may not be adequate to protect us against all of the operational and financial risks from such an attack.

Energy industry changes could have a negative effect on our businesses - We operate in a highly regulated business environment. The advent of new and unregulated markets has the potential to significantly impact our financial condition and results of operations. The evolution of the wholesale and transmission markets has the potential to significantly increase costs of transmission, costs associated with inefficient generation dispatching, costs of participation in the new markets and costs stemming from estimated payment settlements. Competitive pressures, including advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in our utilities losing market share and customers and incurring stranded costs (i.e. assets and other costs rendered unrecoverable through customer rates as a result of competitive pricing), which would be borne by our shareowners. Increased competition from any restructuring efforts in our primary retail electric service territories may have a significant adverse impact on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

IPL - At Dec. 31, 2011, IPL’s electric generating facilities by primary fuel type were as follows. Generating capacity is based upon the unforced capacity of the generating stations included in MISO’s resource adequacy process for the planning period from June 2011 to May 2012.

Name of Generating Facility	Location	No. Of Units	In-service Dates	Primary Dispatch Type (a)	Generating Capacity in MW
Ottumwa Generating Station (Unit 1)	Ottumwa, IA	1	1981	BL	295	(b	)
Lansing Generating Station (Units 3-4)	Lansing, IA	2	1957-1977	BL	224	(c	)
M.L. Kapp Generating Station (Unit 2)	Clinton, IA	1	1967	BL	176
Burlington Generating Station (Unit 1)	Burlington, IA	1	1968	BL	168
George Neal Generating Station (Unit 4)	Sioux City, IA	1	1979	BL	160	(d	)
George Neal Generating Station (Unit 3)	Sioux City, IA	1	1975	BL	140	(e	)
Prairie Creek Generating Station (Units 1,3,4)	Cedar Rapids, IA	3	1958-1997	BL	114
Sutherland Generating Station (Units 1,3)	Marshalltown, IA	2	1955-1961	BL	87	(f	)
Louisa Generating Station (Unit 1)	Louisa, IA	1	1983	BL	28	(g	)

Total Coal								1,392
Emery Generating Station (Units 1-3)	Mason City, IA	3	2004	IN	511
Fox Lake Generating Station (Units 1,3)	Sherburn, MN	2	1950-1962	PK	93	(c	)
Dubuque Generating Station (Units 3-4)	Dubuque, IA	2	1952-1959	IN	61	(f	)
Burlington Combustion Turbines (Units 1-4)	Burlington, IA	4	1994-1996	PK	58
Grinnell Combustion Turbines (Units 1-2)	Grinnell, IA	2	1990-1991	PK	42
Red Cedar Combustion Turbine (Unit 1)	Cedar Rapids, IA	1	1996	PK	14

Total Gas								779
Marshalltown Combustion Turbines (Units 1-3)	Marshalltown, IA	3	1978	PK	165
Lime Creek Combustion Turbines (Units 1-2)	Mason City, IA	2	1991	PK	52
Centerville Combustion Turbines (Units 1-2)	Centerville, IA	2	1990	PK	33
Montgomery Combustion Turbine (Unit 1)	Montgomery, MN	1	1974	PK	14
Diesel Stations	Iowa and Minnesota	9	1963-1996	PK	13

Total Oil								277
Whispering Willow - East	Franklin Co., IA	121	2009	IN	—	(h	)

Total Wind								—

Total generating capacity								2,448

(a)	Base load units (BL) are designed for nearly continuous operation at or near full capacity to provide the system base load. Intermediate units (IN) follow system load changes with frequent starts and curtailments of output during low demand. Peaking units (PK) are generally low efficiency, quick response units run only when there is high demand.
(b)	Represents IPL’s 48% ownership interest in this 615 MW generating station, which is operated by IPL.

(c)	In 2011, IPL received notification from MISO that Lansing Generating Station Unit 3 (0 MW) and Fox Lake Generating Station Unit 1 (12 MW) may be retired. IPL is currently evaluating its future plans for these units, including potential retirement of the units. Capacity testing required by MISO’s resource adequacy process was not able to be completed for Lansing Generating Station Unit 3 resulting in no capacity being credited to this facility for the planning period from June 2011 to May 2012.
(d)	Represents IPL’s 25.695% ownership interest in this 623 MW generating station, which is operated by MidAmerican Energy Company (MidAmerican).
(e)	Represents IPL’s 28% ownership interest in this 500 MW generating station, which is operated by MidAmerican.
(f)	IPL’s November 2010 IRP began a process of retiring Dubuque Generating Station Units 3 (29 MW) and 4 (32 MW) and Sutherland Generating Station Unit 1 (28 MW), and indicated IPL would evaluate the operating impacts of proposed environmental rules on Sutherland Generating Station Unit 3 (59 MW). In 2011, IPL switched the Dubuque Generating Station to a natural gas-fired facility and no longer operates the site as a coal-fired unit. IPL expects to switch the Sutherland Generating Station to a natural gas-fired facility in the first half of 2012. Refer to “Strategic Overview - Generation Plans - Coal-Fired Generation Projects” in MDA for further discussion of the possible retirements of the Dubuque Generating Station and the Sutherland Generating Station.
(g)	Represents IPL’s 4% ownership interest in this 700 MW generating station, which is operated by MidAmerican.
(h)	Represents 0% of the capacity of this 200 MW wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2011 to May 2012. The 0% allocation resulted from the lack of firm transmission at this wind site during the planning period from June 2011 to May 2012.

At Dec. 31, 2011, IPL owned approximately 19,762 miles of overhead electric distribution line and 2,716 miles of underground electric distribution cable, as well as 698 substation distribution transformers, substantially all of which are located in Iowa and Minnesota. IPL sold its electric transmission assets in 2007. IPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At Dec. 31, 2011, IPL’s gas distribution facilities included approximately 5,025 miles and 236 miles of gas mains located in Iowa and Minnesota, respectively. IPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. IPL’s properties are suitable for their intended use. IPL continues to evaluate the potential retirement of other older, smaller and less-efficient electric generating units within its generation fleet.

WPL - At Dec. 31, 2011, WPL’s electric generating facilities by primary fuel type were as follows. Generating capacity is based upon the unforced capacity of the generating stations included in MISO’s resource adequacy process for the planning period from June 2011 to May 2012.

Name of Generating Facility	Location	No. of Units	In-service Dates	Primary Dispatch Type (a)	Generating Capacity in MW
Columbia Energy Center (Units 1-2)	Portage, WI	2	1975-1978	BL	466	(b	)
Edgewater Generating Station (Unit 5)	Sheboygan, WI	1	1985	BL	396
Nelson Dewey Generating Station (Units 1-2)	Cassville, WI	2	1959-1962	IN	208
Edgewater Generating Station (Unit 4)	Sheboygan, WI	1	1969	BL	192	(c	)
Edgewater Generating Station (Unit 3)	Sheboygan, WI	1	1951	IN	70

Total Coal								1,332
Neenah Energy Facility (Units 1-2)	Neenah, WI	2	2000	PK	292
South Fond du Lac Combustion Turbines	Fond du Lac, WI	2	1994	PK	155	(d	)
Rock River Combustion Turbines (Units 3-6)	Beloit, WI	4	1967-1972	PK	139
Sheepskin Combustion Turbine (Unit 1)	Edgerton, WI	1	1971	PK	27

Total Gas								613
Cedar Ridge	Fond du Lac Co., WI	41	2008	IN	6	(e	)
Bent Tree - Phase I	Freeborn Co., MN	77	2010-2011	IN	—	(f	)

Total Wind								6
Prairie du Sac Hydro Plant	Prairie du Sac, WI	8	1914-1940	IN	16
Kilbourn Hydro Plant	Wisconsin Dells, WI	4	1926-1939	IN	8

Total Hydro								24

Total generating capacity								1,975

(a)	Base load units (BL) are designed for nearly continuous operation at or near full capacity to provide the system base load. Intermediate units (IN) follow system load changes with frequent starts and curtailments of output during low demand. Peaking units (PK) are generally low efficiency, quick response units run only when there is high demand.

(b)	Represents WPL’s 46.2% ownership interest in this 1,009 MW generating station, which is operated by WPL.
(c)	Represents WPL’s 68.2% ownership interest in this 282 MW generating station, which is operated by WPL.
(d)	Represents Units 2 and 3, which WPL owns. WPL also operates South Fond du Lac Combustion Turbines Units 1 and 4.
(e)	Represents 9% of the capacity of this 68 MW wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2011 to May 2012.
(f)	Represents 0% of the capacity of this 200 MW wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2011 to May 2012.

At Dec. 31, 2011, WPL owned approximately 16,472 miles of overhead electric distribution line and 4,855 miles of underground electric distribution cable, as well as 295 substation distribution transformers, substantially all of which are located in Wisconsin. In 2001, WPL’s electric transmission assets were transferred to ATC. WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At Dec. 31, 2011, WPL’s gas distribution facilities included approximately 4,048 miles of gas mains located in Wisconsin. As of Dec. 31, 2011, WPL completed the installation of over 641,000 advanced metering infrastructure electric meters and gas modules in its service territory. WPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. WPL’s properties are suitable for their intended use. Refer to Note 3(b) of the “Combined Notes to Consolidated Financial Statements” for information regarding WPL’s lease of the Sheboygan Falls Energy Facility from Resources’ Non-regulated Generation business. WPL continues to evaluate the potential retirement of other older, smaller and less-efficient electric generating units within its generation fleet.

Refer to “Strategic Overview - Generation Plans” in MDA for discussion of IPL’s and WPL’s generation plans.

Resources - Resources’ principal properties included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2011 were as follows:

Non-regulated Generation - includes a 300 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that is leased to WPL and the 100 MW Franklin County wind project in Franklin County, Iowa that is currently under construction. The Franklin County wind project is expected to be placed in service by the end of 2012.

Transportation - includes a short-line railway in Iowa with 114 railroad track miles, 13 active locomotives and 123 railcars; and a barge terminal on the Mississippi River.

Other non-regulated investments - includes two airplanes and real estate investments.

Corporate Services

Corporate Services’ property included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2011 consisted primarily of computer software. Alliant Energy currently has a synthetic lease related to the financing of its corporate headquarters. Alliant Energy currently plans to exercise its option under the corporate headquarters lease and purchase the building at the expiration of the lease term in April 2012.

ITEM 3.	LEGAL PROCEEDINGS

Alliant Energy - None.

IPL - None.

WPL -

Air Permitting Violation Claims - In September 2010, Sierra Club filed in the U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia), based on allegations that modifications were made at the facilities without complying with the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and state regulatory counterparts contained within the Wisconsin state implementation plan (SIP) designed to implement the CAA. In October 2010, WPL responded to these claims related to

Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. WPL and Sierra Club are engaged in settlement negotiations. In January 2012, the Court reset the trial date to Dec. 10, 2012 and scheduled a status conference for Feb. 15, 2012 to receive an update on settlement progress. At the Feb. 15, 2012 status conference, the Court reaffirmed the Dec. 10, 2012 trial date, but set a pre-trial schedule that allows the parties to work toward settlement.

In September 2010, Sierra Club filed in the U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of the Edgewater Generating Station (Edgewater), which contained similar allegations regarding air permitting violations at Edgewater. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions. In February 2011, WPL responded to these claims related to Edgewater by filing with the U.S. District Court an answer denying the allegations and a motion to dismiss the allegations based on lack of jurisdiction. WPL and Sierra Club are engaged in settlement negotiations. In December 2011, the Court stayed all discovery and scheduling deadlines for 60 days (through Feb. 15, 2012) so that the Parties may continue settlement negotiations. In February 2012, the Court extended the stay through April 16, 2012.

In December 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP. WPL is engaged in settlement negotiations with the EPA in conjunction with the settlement negotiations with the Sierra Club discussed above.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Edgewater, Nelson Dewey and Columbia required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of emission control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other beneficial environmental projects. If similar remedies are required for final resolution of these matters at Edgewater, Nelson Dewey and Columbia, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are continuing to analyze the allegations and are unable to predict the impact of the allegations on their financial condition or results of operations, but believe that the outcome could be significant. WPL and the other owners of Edgewater and Columbia are exploring settlement options while simultaneously defending against these allegations. Alliant Energy and WPL believe the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

Environmental Matters

Additional information required by Item 3 with regards to environmental matters is included in “C. Information Relating to Utility Operations - Electric Utility Operations” in Item 1 Business, “Environmental Matters” in MDA and Note 13(d) of the “Combined Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

None of the executive officers for Alliant Energy, IPL or WPL listed below are related to any member of the Board of Directors or nominee for director or any other executive officer. All of the executive officers have no definite terms of office and serve at the pleasure of the Board of Directors. The executive officers of Alliant Energy, IPL and WPL as of the date of this filing are as follows (numbers following the names represent the officer’s age as of the date of this filing):

Executive Officers of Alliant Energy

William D. Harvey, 63, has served as Chairman of the Board since February 2006, Chief Executive Officer (CEO) since July 2005 and as a director since January 2005. He previously served as President from January 2004 to February 2011. Mr. Harvey announced his intent to retire effective March 31, 2012.

Patricia L. Kampling, 52, was elected to serve as a director effective Jan. 20, 2012 and to serve as Chairman of the Board, President and CEO effective April 1, 2012. She has served as President and Chief Operating Officer (COO) since February 2011. She previously served as Executive Vice President (EVP) and Chief Financial Officer (CFO) since September 2010, as EVP-CFO and Treasurer from January 2010 to September 2010, as Vice President (VP)-CFO and Treasurer from January 2009 to January 2010, and as VP and Treasurer from January 2007 to January 2009.

Thomas L. Aller, 62, was elected Senior VP-Energy Resource Development effective January 2009. He previously served as Senior VP-Energy Delivery since January 2004.

John O. Larsen, 48, was elected Senior VP-Generation effective January 2010. He previously served as VP-Generation since August 2008 and as VP-Technical and Integrated Services from January 2004 to August 2008.

James H. Gallegos, 51, was elected VP and General Counsel effective November 2010. He previously served as VP and Corporate General Counsel of BNSF Railway Company, a subsidiary of Burlington Northern and Santa Fe Corporation from April 2003 to April 2010.

Thomas L. Hanson, 58, was elected VP and CFO effective May 2011. He previously served as VP-CFO and Treasurer since February 2011, VP-Chief Accounting Officer (CAO) and Treasurer from September 2010 to February 2011, and as VP-Controller and CAO from January 2007 to September 2010.

Robert J. Durian, 41, was elected Controller and CAO effective February 2011. He previously served as Controller since September 2010, as Assistant Controller from March 2009 to September 2010 and as Director of Financial Reporting from February 2006 to March 2009.

Executive Officers of IPL

William D. Harvey, 63, was elected Chairman of the Board effective February 2006 and CEO effective July 2005 and has been a director since January 2005. Mr. Harvey announced his intent to retire effective March 31, 2012.

Patricia L. Kampling, 52, was elected to serve as a director effective Jan. 20, 2012 and to serve as Chairman of the Board and CEO effective April 1, 2012. She has served as COO since February 2011.

Thomas L. Aller, 62, was elected President effective January 2004.

John O. Larsen, 48, was elected Senior VP-Generation effective January 2010.

James H. Gallegos, 51, was elected VP and General Counsel effective November 2010.

Thomas L. Hanson, 58, was elected VP and CFO effective May 2011.

Robert J. Durian, 41, was elected Controller and CAO effective February 2011.

Executive Officers of WPL

William D. Harvey, 63, was elected Chairman of the Board effective February 2006 and CEO effective July 2005, and has been a director since January 2005. Mr. Harvey announced his intent to retire effective March 31, 2012.

Patricia L. Kampling, 52, was elected to serve as a director effective Jan. 20, 2012 and to serve as Chairman of the Board and CEO effective April 1, 2012. She has served as COO since February 2011.

John O. Larsen, 48, was elected President effective December 2010. He previously served as Senior VP-Generation since January 2010.

Thomas L. Aller, 62, was elected Senior VP-Energy Resource Development effective January 2009.

James H. Gallegos, 51, was elected VP and General Counsel effective November 2010.

Thomas L. Hanson, 58, was elected VP and CFO effective May 2011.

Robert J. Durian, 41, was elected Controller and CAO effective February 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price - Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2011			2010
Quarter	High	Low	Dividend	High	Low	Dividend
First	$40.68	$36.78	$0.425	$33.87	$30.12	$0.395
Second	42.14	37.84	0.425	35.77	29.20	0.395
Third	42.09	33.91	0.425	36.74	31.12	0.395
Fourth	44.49	36.82	0.425	37.65	35.66	0.395
Year	44.49	33.91	1.70	37.65	29.20	1.58

Stock closing price at Dec. 31, 2011: $44.11

Shareowners - At Dec. 31, 2011, there were 33,957 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding.

Dividends - Alliant Energy does not have any significant common stock dividend restrictions. Although Alliant Energy’s practice has been to pay cash dividends on its common stock quarterly, the timing of payment and amount of future dividends are necessarily dependent upon future earnings, capital requirements, general financial conditions, general business conditions, the ability of Alliant Energy’s subsidiaries to pay dividends, approval from its Board of Directors and other factors. In December 2011, Alliant Energy announced an increase in its targeted 2012 annual common stock dividend to $1.80 per share, which is equivalent to a quarterly rate of $0.45 per share, beginning with the Feb. 15, 2012 dividend payment. Payment of future 2012 quarterly dividends is subject to the actual dividend declaration by Alliant Energy’s Board of Directors.

Refer to Note 7 of the “Combined Notes to Consolidated Financial Statements” for information about IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended Dec. 31, 2011 was as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan (a)
Oct. 1 to Oct. 31	3,623	$39.92	—	N/A
Nov. 1 to Nov. 30	2,725	42.11	—	N/A
Dec. 1 to Dec. 31	73	42.48	—	N/A

Total	6,421	40.88	—

(a)	All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

Alliant Energy

Financial Information	2011 (a)	2010 (a)	2009 (a)	2008	2007
	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,665.3	$3,416.1	$3,427.3	$3,669.1	$3,430.6
Income from continuing operations, net of tax	320.6	308.0	128.8	298.1	443.8
Income (loss) from discontinued operations, net of tax	1.3	(1.7)	0.9	8.6	0.2
Net income	321.9	306.3	129.7	306.7	444.0
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	302.3	289.3	110.1	279.4	425.1
Income (loss) from discontinued operations, net of tax	1.3	(1.7)	0.9	8.6	0.2
Net income	303.6	287.6	111.0	288.0	425.3

Common Stock Data:
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic):
Income from continuing operations, net of tax	$2.73	$2.62	$1.00	$2.53	$3.79
Income (loss) from discontinued operations, net of tax	$0.01	($0.02)	$0.01	$0.08	$—
Net income	$2.74	$2.60	$1.01	$2.61	$3.79
Earnings per weighted average common share attributable to Alliant Energy common shareowners (diluted):
Income from continuing operations, net of tax	$2.73	$2.62	$1.00	$2.53	$3.78
Income (loss) from discontinued operations, net of tax	$0.01	($0.02)	$0.01	$0.08	$—
Net income	$2.74	$2.60	$1.01	$2.61	$3.78
Common shares outstanding at year-end (000s)	111,019	110,894	110,656	110,449	110,359
Dividends declared per common share	$1.70	$1.58	$1.50	$1.40	$1.27
Market value per share at year-end	$44.11	$36.77	$30.26	$29.18	$40.69
Book value per share at year-end	$27.14	$26.09	$25.06	$25.56	$24.30
Market capitalization at year-end	$4,897.0	$4,077.6	$3,348.5	$3,222.9	$4,490.5

Other Selected Financial Data:
Cash flows from operating activities	$702.7	$984.9	$657.1	$338.2	$607.5
Construction and acquisition expenditures	$673.4	$866.9	$1,202.6	$879.0	$542.0
Total assets at year-end	$9,687.9	$9,282.9	$9,036.0	$8,201.5	$7,189.7
Long-term obligations, net	$2,708.0	$2,710.3	$2,512.2	$1,887.1	$1,547.1
Times interest earned before income taxes (b)	3.37X	3.78X	1.77X	4.48X	7.00X
Capitalization ratios:
Common equity	50%	49%	49%	56%	59%
Preferred stock	3%	4%	4%	5%	5%
Long- and short-term debt	47%	47%	47%	39%	36%

Total	100%	100%	100%	100%	100%

(a)	Refer to “Alliant Energy’s Results of Operations” in MDA for discussion of the 2011, 2010 and 2009 results of operations.
(b)	Represents the sum of income from continuing operations before income taxes plus interest expense, divided by interest expense. The calculation does not consider the “Loss on early extinguishment of debt” that Alliant Energy has incurred as part of interest expense.

IPL

	2011 (a)	2010 (a)	2009 (a)	2008	2007
	(in millions)
Operating revenues	$1,740.1	$1,795.8	$1,708.0	$1,758.0	$1,695.9
Net income	139.3	143.4	153.0	141.6	290.3
Earnings available for common stock	124.3	128.0	137.6	126.2	274.9
Cash dividends declared on common stock	73.4	—	—	29.1	609.9
Cash flows from operating activities	366.9	549.6	373.2	113.7	257.4
Total assets	5,093.5	4,937.6	4,892.2	4,210.9	3,362.0
Long-term obligations, net	1,311.0	1,310.6	1,160.9	996.8	765.4

(a)	Refer to “IPL’s Results of Operations” in MDA for a discussion of the 2011, 2010 and 2009 results of operations.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

WPL

	2011 (a)	2010 (a)	2009 (a)	2008	2007
	(in millions)
Operating revenues	$1,434.4	$1,423.6	$1,386.1	$1,465.8	$1,416.8
Net income	163.5	152.3	89.5	118.4	113.5
Earnings available for common stock	160.2	149.0	86.2	115.1	110.2
Cash dividends declared on common stock	112.1	109.5	91.0	91.3	191.1
Cash flows from operating activities	428.8	372.4	305.8	239.7	258.0
Total assets	4,044.0	3,889.6	3,681.4	3,265.5	2,788.6
Long-term obligations, net	1,190.7	1,193.7	1,146.3	899.0	715.7

(a)	Refer to “WPL’s Results of Operations” in MDA for a discussion of the 2011, 2010 and 2009 results of operations.

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

Alliant Energy
Utility	Non-regulated, Parent and Other
• Electric and gas services in IA (IPL)	• Transportation (Resources)
• Electric and gas services in WI (WPL)	• RMT (Resources)
• 16% interest in ATC (WPL)	• Non-regulated Generation (Resources)
• Electric and gas services in MN (IPL)	• Parent Company
• Corporate Services

Utility - IPL and WPL own a portfolio of electric generating facilities located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. The output from these generating facilities, supplemented with purchased power, is used to provide electric service to approximately 1 million electric customers in the upper Midwest. The utility business also procures natural gas from various suppliers to provide service to approximately 414,000 retail gas customers in the upper Midwest. Alliant Energy’s utility business is its primary source of earnings and cash flows. The earnings and cash flows from the utility business are sensitive to various external factors including, but not limited to, the amount and timing of rate relief approved by regulatory authorities, the impact of weather and economic conditions on electric and gas sales volumes and other factors listed in “Risk Factors” in Item 1A and “Forward-looking Statements.”

Non-regulated Businesses - Resources manages various businesses including Transportation (short-line railway and barge transportation services), RMT (renewable energy services), Non-regulated Generation (electric generating facilities management) and several other modest investments. In February 2012, Alliant Energy announced plans to sell RMT in 2012.

Parent and Other - includes operations of Alliant Energy (parent holding company) and Corporate Services.

Financial Results

Alliant Energy’s earnings per weighted average common share (EPS) attributable to Alliant Energy common shareowners for 2011 and 2010 were as follows:

	2011	2010
Income from continuing operations	$2.73	$2.62
Income (loss) from discontinued operations	0.01	(0.02)

Net income	$2.74	$2.60

Additional details regarding Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (in millions):

	2011		2010
	Net Income	EPS	Net Income	EPS
Continuing operations:
Utility	$284.5	$2.57	$277.0	$2.51
Non-regulated and parent	17.8	0.16	12.3	0.11

Income from continuing operations	302.3	2.73	289.3	2.62
Income (loss) from discontinued operations	1.3	0.01	(1.7)	(0.02)

Net income	$303.6	$2.74	$287.6	$2.60

The table above includes utility, and non-regulated and parent earnings per share from continuing operations, which are non-GAAP (accounting principles generally accepted in the United States of America (U.S.)) financial measures. Alliant Energy believes utility, and non-regulated and parent earnings per share from continuing operations are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s management also uses utility earnings per share from continuing operations to determine incentive compensation.

Utility - Higher income from continuing operations in 2011 compared to 2010 was primarily due to:

•	$0.20 per share of higher revenues from a non-fuel retail electric rate increase implemented in 2011 by WPL;

•	$0.17 per share of higher revenues from non-fuel retail electric rate increases implemented in 2010 by IPL;

•	$0.11 per share of lower purchased electric capacity expenses at WPL related to the Kewaunee Nuclear Power Plant (Kewaunee) purchased power agreement (PPA);

•	$0.08 per share of production tax credits from WPL’s Bent Tree - Phase I wind project in 2011;

•

$0.08 per share of charges in 2010 related to the impacts of the Patient Protection and Affordable Care Act, and Health Care and Education Reconciliation Act of 2010 (Federal Health Care Legislation) enacted in 2010; and

•	$0.06 per share of lower regulatory-related charges and credits in 2011 compared to 2010 from IPL’s retail electric rate case decisions.

These items were partially offset by:

•	$0.13 per share of higher depreciation and operating expenses in 2011 for WPL’s Bent Tree - Phase I wind project;

•	$0.11 per share of higher electric transmission service expenses, net of recoveries;

•	$0.08 per share of lower income tax benefits at IPL due to Iowa rate making practices;

•	$0.05 per share of allowance for funds used during construction (AFUDC) recorded in 2010 for WPL’s Bent Tree - Phase I wind project;

•	$0.05 per share of depreciation expense related to a depreciation adjustment recorded in 2010 at WPL;

•	$0.05 per share of income tax benefits resulting from the completion of certain federal income tax audits in 2010; and

•	$0.05 per share of charges from an amendment to the Alliant Energy Cash Balance Pension Plan (Cash Balance Plan) in 2011.

Non-regulated and parent - Higher income from continuing operations in 2011 compared to 2010 was primarily due to $0.17 per share of income tax benefits resulting from Wisconsin tax legislation in 2011 and $0.02 per share of higher income at Transportation. These items were substantially offset by $0.17 per share of increased losses at RMT in 2011 largely due to subcontractor issues at certain solar projects.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during 2011 , 2010 and 2009.

Strategic Overview

Alliant Energy’s, IPL’s and WPL’s strategic plans focus on their core business of delivering regulated electric and natural gas service in Iowa, Wisconsin and Minnesota. The strategic plans are built upon three key elements: competitive costs, safe and reliable service and balanced generation. The strategic plans for Alliant Energy, IPL and WPL include purchasing and/or constructing natural gas-fired electric generating facilities, implementing emission controls and performance upgrades at their more-efficient coal-fired electric generating facilities, constructing a new wind generating facility, and fuel switching at, and retirement of, certain older and less-efficient coal-fired generating facilities. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2011 and early 2012 include:

•	February 2011 - WPL’s 200 megawatt (MW) Bent Tree - Phase I wind project in Freeborn County, Minnesota began full operation.

•

February 2011 - WPL received approval from the Public Service Commission of Wisconsin (PSCW) to install scrubbers and baghouses at Columbia Units 1 and 2 to reduce sulfur dioxide (SO2) and mercury emissions, respectively, at the facility.

•

February 2011 - IPL implemented a tax benefit rider approved by the IUB, which provided credits to IPL’s customers in Iowa at a rate of 0.504 cents per kilowatt-hour (KWh) through December 2011. These credits help provide competitive energy costs for IPL’s customers.

•	March 2011 - WPL purchased Wisconsin Electric Power Company’s (WEPCO’s) 25% ownership interest in Edgewater Unit 5 for $38 million.

•

June 2011 - Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment from the master supply agreement with Vestas-American Wind Technology, Inc. (Vestas) at Resources to build a non-regulated 100 MW wind project in Iowa, referred to as the Franklin County wind project. The project is expected to be completed by the end of 2012.

•

August 2011 - IPL announced plans to evaluate the potential construction of a new 600 MW natural gas-fired electric generating facility in Iowa to meet future demand of its customers. As part of the due diligence process for the new natural gas-fired facility, in January 2012, IPL issued a Request for Proposals (RFP) seeking alternative firm long-term supplies of non-intermittent capacity and energy delivered to IPL’s control area. IPL currently projects an electric capacity need of approximately 550 MW by June 2016.

•

August 2011 - WPL announced plans to install a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the generating facility. Construction of the scrubber and baghouse is expected to begin by 2015 and be placed into service by 2017.

•	November 2011 - WPL filed a Certificate of Authority (CA) with the PSCW for the purchase of the Riverside Energy Center (Riverside) in late 2012. A decision from the PSCW is expected in April 2012.

•

January 2012 - The Minnesota Public Utilities Commission (MPUC) issued a decision approving the retirement of Dubuque Units 3 and 4 by the end of 2014, with certain conditions. In 2011, IPL switched the Dubuque Generating Station to a natural gas-fired facility and will no longer operate the site as a coal-fired unit.

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

Rate Matters

Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by the Federal Energy Regulatory Commission (FERC), which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2011 include:

•

January 2011 - New electric fuel cost recovery rules in Wisconsin became effective, which allow WPL to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band and reflect the under-/over-recovery of these deferred costs in future billings to its retail customers. WPL’s recovery of deferred electric fuel-related costs is restricted if it earns in excess of its authorized return on common equity during the period it under-recovers the fuel-related costs.

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

•

February 2011 - IPL received an order from the Iowa Utilities Board (IUB) regarding IPL’s 2009 test year Iowa retail electric rate case authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. The IUB issued a separate order in January 2011 that approved IPL’s proposed transmission cost rider conditional upon IPL’s agreement to not file an electric base rate case for three years from the date of the order. Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa retail electric customers through the transmission cost rider. The January 2011 IUB order also approved a tax benefit rider, which utilizes tax-related regulatory liabilities to provide credits on the bills of Iowa retail electric customers. In 2011, $61 million of regulatory liabilities from the tax benefit rider were used to credit IPL’s customers’ bills.

•

August 2011 - IPL received an initial order from the MPUC regarding its 2009 test year Minnesota retail electric rate case. In September 2011, IPL filed a Request for Rehearing, Reconsideration and Clarification on a limited number of specific points within the MPUC’s August 2011 order. In November 2011, IPL received an order from the MPUC on the requests for reconsideration from IPL and other parties. The MPUC’s November 2011 order revised certain matters in the August 2011 order and established a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the temporary renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. The MPUC’s order also: (1) approved IPL’s Minnesota renewable energy rider request on a temporary basis but deferred judgment on the prudence of the Whispering Willow - East wind project costs to a separate proceeding that is expected to be completed in 2012; (2) approved recovery of IPL’s FERC-approved 2010 electric transmission service costs including ITC Midwest LLC’s (ITC’s) 2008 true-up costs billed to IPL in 2010; (3) denied IPL’s proposed transmission cost recovery rider; and (4) approved recovery of $2 million of Sutherland #4 cancellation costs over a 25-year period.

•

December 2011 - WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million related to expected changes in retail fuel-related costs, effective Jan. 1, 2012. The December 2011 order also required WPL to defer direct Cross-State Air Pollution Rule (CSAPR) compliance costs that are not included in the fuel monitoring level and set a zero percent tolerance band for the CSAPR-related deferral. The 2012 fuel costs, excluding deferred CSAPR compliance costs, will be monitored using an annual bandwidth of plus or minus 2%.

Refer to “Rate Matters” for additional details regarding these and other regulatory developments.

Environmental Matters

Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2011 that may impact Alliant Energy, IPL and WPL include:

•

January 2011 - The U.S. Environmental Protection Agency’s (EPA’s) Greenhouse Gases (GHG) Tailoring Rule became effective. The rule establishes a GHG threshold for major sources under the Prevention of Significant Deterioration (PSD) and Title V Operation Permit programs at 75,000 and 100,000 tons per year of carbon dioxide-equivalent (CO2e) for existing and new sources, respectively. The rule is subject to legal challenge.

•

March 2011 - The EPA issued a revised proposed rule under Section 316(b) of the Federal Clean Water Act (Section 316(b) Rule), which applies to existing and new cooling water intake structures at large steam electric generating units (EGUs). A final rule is expected to be issued in 2012 and compliance is expected within eight years of the effective date of the final rule.

•

July 2011 - The EPA issued CSAPR (formerly known as the Clean Air Transport Rule (CATR)), which if ultimately implemented is expected to require SO2 and nitrogen oxide (NOx) emissions reductions from IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin beginning in 2012. However, in December 2011, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) stayed the implementation of CSAPR and as a result the Clean Air Interstate Rule (CAIR) obligations remain effective pending further review by the D.C. Circuit Court and the EPA.

•

December 2011 - The EPA issued the final Utility Maximum Achievable Control Technology (MACT) Rule, also referred to as the Mercury and Air Toxic Standard (MATS), which requires compliance with emission limits and work practice standards for the control of mercury and other hazardous air pollutants (HAPs). The compliance deadline for this rule is currently expected to be required by April 2015.

•

December 2011 - The EPA issued a proposed reconsidered Industrial Boiler and Process Heater MACT Rule, which sets compliance limits for HAPs from fossil-fueled EGUs with less than 25 MW capacity as well as certain auxiliary boilers and process heaters operated at EGUs. The EPA currently expects to issue a final reconsidered rule by April 2012, which would replace the current final rule, published by the EPA in March 2011, that is currently in effect. The compliance deadline for the reconsidered rule is currently expected to be mid-2015.

Refer to “Environmental Matters” for additional details regarding these and other environmental developments.

Legislative Matters

Alliant Energy, IPL and WPL monitor various legislative developments, including those relating to energy, tax, financial and other matters. Key legislative developments impacting Alliant Energy, IPL and WPL during 2011 include:

•

June 2011 - The 2011 Wisconsin Act 32 (Act 32) was enacted. The most significant provisions of Act 32 for Alliant Energy relate to utilization of Wisconsin state net operating losses and contribution requirements to the Focus on Energy Program.

•

December 2011 - The National Defense Authorization Act (NDAA) was enacted. The most significant provision of the NDAA for Alliant Energy, IPL and WPL states that regulated utilities are no longer subject to a tax normalization violation if they provide the benefits of cash grants related to renewable energy projects to their customers over a shorter time period than the regulatory life of the project assets. As a result, Alliant Energy, IPL and WPL are currently re-evaluating their options for government incentive elections for IPL’s Whispering Willow - East wind project and WPL’s Bent Tree - Phase I wind project.

Refer to “Legislative Matters” for additional details regarding these and other legislative developments.

Liquidity and Capital Resources

Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL during 2011 and early 2012 include:

•	March 2011 - IPL extended the purchase commitment from the third-party financial institution to which it sells its receivables through March 2012.

•	April 2011 - IPL redeemed all 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at par value for $40 million plus accrued and unpaid dividends up to the redemption date.

•	September 2011 - Moody’s Investors Service changed Alliant Energy’s, IPL’s and WPL’s credit ratings outlooks from stable to negative.

•

October 2011 - FERC authorized IPL to issue up to $750 million of long-term debt securities, to have up to $750 million of short-term debt securities outstanding and to issue up to $200 million of preferred stock through 2013.

•

November 2011 - The PSCW authorized WPL to have up to $400 million of short-term borrowings and letters of credit outstanding through the earlier of the termination date of WPL’s credit facility agreement or December 2019.

•

December 2011 - Alliant Energy announced an increase in its targeted 2012 annual common stock dividend to $1.80 per share, which is equivalent to a quarterly rate of $0.45 per share, beginning with the Feb. 15, 2012 dividend payment.

•

December 2011 - Alliant Energy, IPL and WPL entered into new revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL), which expire in December 2016.

•

December 2011 - Alliant Energy’s, IPL’s and WPL’s shelf registration statements became effective with availability through December 2014. Alliant Energy has availability to issue an unspecified amount of common stock, and debt and other securities. IPL and WPL each have availability to issue up to $800 million of preferred stock and debt securities.

•

December 2011 - At Dec. 31, 2011, Alliant Energy and its subsidiaries had $897 million of available capacity under their revolving credit facilities, $20 million of available capacity at IPL under its sales of accounts receivable program and $11 million of cash and cash equivalents.

•	January 2012 - Standard & Poor’s Ratings Services changed Alliant Energy’s and IPL’s credit ratings outlooks from positive to stable.

Refer to “Liquidity and Capital Resources” for additional details regarding these and other financing developments.

STRATEGIC OVERVIEW

Strategic Plan - Alliant Energy’s, IPL’s and WPL’s strategic plan focuses on their core business of delivering regulated electric and natural gas service in their Iowa, Wisconsin and Minnesota service territories. The strategic plan is built upon three key elements: competitive costs, safe and reliable service, and balanced generation.

Competitive Costs - Providing competitive and predictable energy costs for customers is a key element of the strategic plan. Alliant Energy, IPL and WPL are aware that the majority of their costs become part of rates charged to their customers and any rate increase has an impact on their customers. Given that potential public policy changes and resulting increases in future energy costs are possible, Alliant Energy, IPL and WPL are focused on controlling their costs with the intent of providing competitive rates to their customers. Energy efficiency is also an important part of the strategic plan and is an option that provides customers with the opportunity to save on their energy bills. Alliant Energy’s, IPL’s and WPL’s approach to energy efficiency is based on regulations in Iowa, Wisconsin and Minnesota. The objective in each of these states is to meet prescribed goals in the most cost-effective manner. Additional details regarding energy efficiency programs used by Alliant Energy, IPL and WPL are included in “Energy Efficiency Programs” below.

In addition, in January 2011, the IUB approved a tax benefit rider proposed by IPL, which will utilize regulatory liabilities to credit bills of Iowa retail electric customers to help offset the impact of the recent rate increases on such customers. In 2011, $61 million of regulatory liabilities from the tax benefit rider were used to credit IPL’s customers’ bills. In December 2011, the IUB authorized approximately $81 million of regulatory liabilities from potential tax benefits to be credited to IPL’s customers’ bills in 2012. Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” and “Rate Matters” for further discussion of the tax benefit rider.

IPL and WPL enter into PPAs periodically to meet their energy and capacity needs. IPL’s most significant PPA is with NextEra Energy, Inc. for the purchase of energy and capacity from the Duane Arnold Energy Center (DAEC) through February 2014. WPL’s most significant PPAs are with Dominion Resources, Inc. for the purchase of energy and capacity from Kewaunee through December 2013, and with a subsidiary of Calpine Corporation for the purchase of energy and capacity from Riverside through May 2013. These PPAs include annual payments by IPL and WPL for rights to the electric generating capacity from these facilities. Alliant Energy’s, IPL’s and WPL’s current strategic plans do not include the extension of these PPAs beyond their current terms. The elimination of the capacity payments at the end of these PPAs is expected to mitigate the impacts on customers’ rates from future capital expenditures for new potential natural gas-fired electric generation and environmental compliance plans, helping to provide competitive costs for IPL’s and WPL’s customers. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Purchased Electric Capacity Expense” for details of capacity payments from these PPAs and “Generation Plans” and “Environmental Compliance Plans” below for discussion of future capital expenditures.

Safe and Reliable Service - The strategic plan is intended to focus resources on providing safe and reliable electricity and natural gas service. Investments are expected to be targeted in system improvements, replacing aging infrastructure and distribution grid efficiency to maintain strong reliability. Alliant Energy, IPL and WPL monitor system performance and take the necessary steps to continually improve the safety and reliability of their service for their customers. Providing exceptional customer service, including emergency and outage response, is part of Alliant Energy’s, IPL’s and WPL’s mission and commitment to the customers they serve.

Balanced Generation - Alliant Energy, IPL and WPL believe a balanced and flexible generation portfolio provides long-term advantages to their customers and shareowners. The strategic plan calls for a focus on reducing overall fuel costs and the volatility of those costs by reducing reliance on purchased power and generation produced by older and less-efficient coal-fired EGUs to meet the demands of their customers. The strategic plan includes purchasing or constructing natural gas-fired electric generating facilities, constructing a new wind generating facility, switching IPL’s Dubuque Generating Station and Sutherland Generating Station to natural-gas fired facilities, and retiring certain older and less-efficient coal-fired generating facilities. Additional details of changes to the generation portfolio of IPL and WPL are included in “Generation Plans” below. The strategic plan also includes investments in performance and reliability upgrades, which are discussed in “Generation Performance Improvement Projects” below. In addition, the strategic plan includes new emission controls at IPL’s and WPL’s most-efficient coal-fired EGUs to continue producing affordable energy for customers and to benefit the environment, which are included in “Environmental Compliance Plans” below. Lastly, WPL and IPL currently purchase electricity from Kewaunee and DAEC, respectively, under long-term PPAs set to expire in late 2013 and early 2014. Refer to “Nuclear Generation PPAs” below for discussion of the future of these PPAs. Alliant Energy, IPL and WPL believe a diversified fuel mix for EGUs is important to meeting the needs of their customers, shareowners and the environment while preparing for a potentially carbon-constrained environment in the future.

The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a portfolio of businesses that are accretive to earnings but not significant users of capital. In February 2012, Alliant Energy announced plans to sell RMT in 2012.

Generation Plans - Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their generation plans. Alliant Energy, IPL and WPL are currently evaluating the types of capacity additions they will pursue to meet their customers’ long-term energy needs and are monitoring several related external factors that will influence those evaluations. Some of these external factors include regulatory decisions regarding proposed projects, changes in long-term projections of customer demand, availability and cost effectiveness of different generation technologies, forward market prices for fossil fuels, market conditions for obtaining financing, developments related to federal and state renewable portfolio standards, environmental requirements, such as any future requirements relating to GHG emissions or renewable energy sources, and federal and state tax incentives.

New Generation Projects - Alliant Energy’s, IPL’s and WPL’s new generation projects through 2016 are as follows (dollars in millions; Not Applicable (N/A); To Be Determined (TBD)):

Primary Generation Type	Project Name / Location	Capacity (MW)	Expected Availability Date	Cost Estimate (a)	Current Capitalized Costs (b)	Expected Regulatory Decision Date
Resources:
Wind	Franklin County	100	Q4 2012	$235	$153	N/A
	Franklin County, IA
IPL:
Natural gas	TBD	600	2016	650 - 750	—	TBD
WPL:
Natural gas	Riverside	600	Q4 2012	390 - 395	N/A	April 2012
	Beloit, WI

					$153

(a)	Cost estimates represent Alliant Energy’s, IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures and exclude AFUDC or capitalized interest, if applicable.
(b)	Costs represent capitalized expenditures recorded in “Property, plant and equipment” on the respective Consolidated Balance Sheets as of Dec. 31, 2011 and exclude AFUDC or capitalized interest, if applicable.

Wind Generation Projects -

Wind Site in Franklin County, Iowa - In 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa. The initial 200 MW of the wind site was utilized for IPL’s Whispering Willow - East wind project, which began generating electricity in 2009. In 2011, IPL sold 100 MW of wind site capacity to Resources for construction of a non-regulated wind project referred to as the Franklin County wind project, which is currently expected to be placed into service by the end of 2012. Future development of the balance of the wind site by IPL will depend on numerous factors such as renewable portfolio standards, environmental requirements, electricity and fossil fuel prices, technology advancements and transmission capabilities.

Franklin County Wind Project - In 2008, Alliant Energy entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 400 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow - East and WPL’s Bent Tree - Phase I wind projects. In 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment at Resources to build the Franklin County wind project. Resources is currently evaluating different options to sell the electricity output from the Franklin County wind project. Such options include entering into a PPA with an independent third-party, entering into a PPA with either IPL or WPL and/or selling the output into the Midwest Independent Transmission System Operator (MISO) market as a merchant generator. The capitalized costs at Dec. 31, 2011 in the above table primarily relate to progress payments to Vestas for the 100 MW of wind turbine generator sets and related equipment. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for further discussion of the Franklin County wind project. Refer to “Critical Accounting Policies and Estimates - Long-lived Assets” for details of a recent assessment of the recoverability of the carrying amount of the Franklin County wind project.

Wind Site in Freeborn County, Minnesota - In 2009, WPL acquired approximately 400 MW of wind site capacity in Freeborn County, Minnesota. The initial 200 MW of the wind site was utilized to construct the Bent Tree - Phase I wind project, which began generating electricity in 2010. Future development of the balance of the wind site will depend on numerous factors such as renewable portfolio standards, environmental requirements, electricity and fossil fuel prices, technology advancements and transmission capabilities.

Bent Tree - Phase I Wind Project - In 2009, Wisconsin Industrial Energy Group, Inc. (WIEG) and Citizens Utility Board (CUB) filed a Petition for Review with the Circuit Court of Dane County, Wisconsin (Dane County Circuit Court) seeking judicial review of: (1) the PSCW’s 2008 interim order that determined WPL’s application for the Bent Tree - Phase I wind project must be reviewed under the CA statute and not the Certificate of Public Convenience and Necessity statute; and (2) the PSCW’s 2009 final order that granted WPL a CA to construct the Bent Tree - Phase I wind project. In 2009, the PSCW filed a motion to dismiss the petition, which was subsequently denied. In 2010, WIEG’s and CUB’s Petition for Review was denied by the Dane County Circuit Court. WIEG and CUB appealed the Dane County Circuit Court’s decision to the Wisconsin Appellate Court. In November 2011, the Wisconsin Appellate Court requested that the Wisconsin Supreme Court review and decide the case. The Wisconsin Supreme Court accepted the case and set a briefing schedule. In January 2012, WIEG and CUB filed a joint initial brief, and in February 2012, WPL filed its response brief. The Wisconsin Supreme Court scheduled oral arguments for April 2012.

Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for discussion of the additional wind sites expected to be used by IPL and WPL to develop future wind projects.

Natural Gas-Fired Generation Projects -

IPL’s Potential Construction of a Natural Gas-Fired Electric Generating Facility - IPL is evaluating the potential construction of a new 600 MW natural gas-fired combined-cycle electric generating facility in Iowa to meet future demand of its customers. As part of the due diligence process, in January 2012, IPL issued an RFP seeking firm long-term supplies of non-intermittent capacity and energy delivered to IPL’s control area. IPL currently projects an electric capacity need of approximately 550 MW by June 2016. The RFP solicits ownership and/or long-term PPA proposals for new or existing resources, or access to a portion of the output of a system of resources, to supply all or a portion of IPL’s long-term electric capacity and energy needs. If the RFP results do not identify a better alternative than IPL’s construction of the new natural gas-fired facility, various regulatory approvals will be pursued prior to beginning construction of the facility with the initial regulatory filings anticipated in the third quarter of 2012.

WPL’s Potential Purchase of a Natural Gas-Fired Electric Generating Facility - WPL has a PPA with a subsidiary of Calpine Corporation related to Riverside, a 600 MW natural gas-fired electric generating facility in Beloit, Wisconsin, that extends through May 2013. For planning purposes, WPL currently anticipates it will acquire Riverside to replace the 490 MW of electricity output currently obtained from the Riverside PPA to meet the demand of its customers. In November 2011, WPL filed a CA with the PSCW for the purchase of Riverside in the fourth quarter of 2012. A decision from the PSCW is expected in April 2012.

Coal-Fired Generation Projects -

WPL’s Edgewater Unit 5 - In March 2011, WPL purchased WEPCO’s 25% ownership interest (approximately 95 MW of generating capacity) in Edgewater Unit 5 for $38 million. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for additional details of WPL’s Edgewater Unit 5 purchase.

IPL’s Dubuque Generating Station - The Dubuque Generating Station is a 61 MW electric generating facility located in Dubuque, Iowa that includes two units (Unit 3 and Unit 4), which were previously configured to burn either coal or natural gas. IPL’s November 2010 Integrated Resource Plan began a process of retiring the Dubuque Generating Station. IPL filed documents with MISO to evaluate any system reliability implications of the eventual full retirement of the Dubuque Generating Station. In September 2011, MISO indicated that Dubuque Units 3 and 4 are needed for system reliability purposes and must remain available for operation until required transmission upgrades are placed in service, which is currently expected in 2015. In 2011, IPL switched the Dubuque Generating Station to a natural gas-fired facility and no longer operates the site as a coal-fired unit. Specific timing for the retirement of Dubuque Units 3 and 4 will depend on operational, market and other factors.

IPL’s Sutherland Generating Station - The Sutherland Generating Station is an 87 MW electric generating facility located in Marshalltown, Iowa that includes two units (Unit 1 and Unit 3), which were previously configured to burn either coal or natural gas. IPL’s November 2010 Integrated Resource Plan filed with the MPUC indicated Sutherland Unit 1 was expected to be retired by the end of 2015, and IPL would evaluate the operating impacts of the proposed environmental rules on Sutherland Unit 3. IPL expects to switch the Sutherland Generating Station to a natural gas-fired facility in the first half of 2012. Specific timing for the retirement will depend on operational, market and other factors.

IPL’s Lansing Unit 3 and Fox Lake Unit 1 - In January 2011, IPL requested approval from MISO to retire Lansing Unit 3 and Fox Lake Unit 1. In the third quarter of 2011, IPL received notification from MISO that Lansing Unit 3 and Fox Lake Unit 1 may be retired. IPL is currently evaluating its future plans for these EGUs, including potential retirement of the EGUs.

Alliant Energy, IPL and WPL also continue to evaluate the potential retirement of other older and less-efficient EGUs within their generation fleet.

Generation Performance Improvement Projects - Alliant Energy’s, IPL’s and WPL’s strategic plans include investments in performance and reliability improvements at their most-efficient coal-fired EGUs. The generation performance improvement projects are currently planned for IPL’s Lansing Unit 4 and Ottumwa Unit 1, and WPL’s Edgewater Unit 5 and Columbia Units 1 and 2. Refer to “Liquidity and Capital Resources - Construction and Acquisition Expenditures” for details regarding the capital expenditures in 2012 through 2015 currently anticipated for these generation performance improvement projects.

Nuclear Generation PPAs -

Kewaunee - WPL currently believes it is unlikely that it will enter into any long-term agreement with Dominion Resources, Inc. for the purchase of electricity generated by Kewaunee beyond the current Kewaunee PPA term, which extends through December 2013.

DAEC - IPL currently believes it is unlikely that it will enter into any long-term agreement with NextEra Energy, Inc. for the purchase of electricity generated by DAEC beyond the current DAEC PPA term, which extends through February 2014.

Environmental Compliance Plans - Alliant Energy, IPL and WPL have developed environmental compliance plans to help ensure cost effective compliance with current and proposed environmental laws and regulations. Alliant Energy, IPL and WPL expect these environmental laws and regulations will require significant reductions of future emissions of NOx, SO2, particulate matter (PM), mercury and other HAPs at their generating facilities. Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their environmental compliance plans to address various external factors. Some of these external factors include regulatory decisions regarding proposed emission control projects, developments related to environmental regulations, outcomes of legal proceedings, availability and cost effectiveness of different emission reduction technologies, market prices for electricity and fossil fuels, market prices for emission allowances, market conditions for obtaining financings and federal and state tax incentives. Refer to “Environmental Matters” for details of certain current and proposed environmental regulations, including regulations for which these plans are expected to support compliance obligations. The following provides current estimates of capital expenditures planned for 2012 through 2015 for emission control projects included in Alliant Energy’s, IPL’s and WPL’s current environmental compliance plans (in millions):

Generating Unit	Expected In-Service Date	Emissions Controlled	Technology (a)	2012	2013	2014	2015
IPL:
Ottumwa Unit 1	2014	SO2 & Mercury	Scrubber & Baghouse	$60	$70	$15	$—
Lansing Unit 4	2015	SO2	Scrubber	—	15	15	10
George Neal Units 3 and 4 (b)	2013/2014	SO2 & Mercury	Scrubber & Baghouse	40	60	30	—
George Neal Units 3 and 4 (b)	2013/2014	Various	Various	5	5	5	—
Other		Various	Various	—	40	25	5

				105	190	90	15

WPL:
Edgewater Unit 5	2013	NOx	SCR	55	10	—	—
Edgewater Unit 5	2017	SO2 & Mercury	Scrubber & Baghouse	—	—	15	85
Columbia Units 1 and 2	2014	SO2 & Mercury	Scrubber & Baghouse	110	140	20	—
Other		Various	Various	5	20	20	10

				170	170	55	95

Alliant Energy				$275	$360	$145	$110

(a)	Selective Catalytic Reduction (SCR) is a post-combustion process that injects ammonia or urea into the stream of gases leaving the generating facility boiler to convert NOx emissions into nitrogen and water. The use of a catalyst enhances the effectiveness of the conversion enabling NOx emissions reductions of up to 90%.

Baghouse, including carbon injection, is a post-combustion process that injects carbon particles into the stream of gases leaving the generating facility boiler to facilitate the capture of mercury in filters or bags. This process can remove more than 85% of mercury emissions.

Scrubber is a post-combustion process that injects lime or lime slurry into the stream of gases leaving the generating facility boiler to remove SO2 and other acid gases (including hydrochloric acid) and capture them in a solid or liquid waste by-product. A scrubber typically removes more than 90% of the SO2 emissions regardless of generating facility boiler type or design.

(b)	George Neal Units 3 and 4 are operated by MidAmerican Energy Company (MidAmerican). IPL owns a 28% interest in George Neal Unit 3 and a 25.695% interest in George Neal Unit 4.

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Capital expenditure estimates are subject to change based on future changes to plant-specific costs of emission control technologies and environmental requirements. Refer to “Environmental Matters” for additional details regarding proposed environmental requirements that may impact environmental compliance plans.

IPL’s Emission Control Projects - Under Iowa law, IPL is required to file an Emissions Plan and Budget (EPB) biennially. Filing of annual periodic reports regarding the implementation of IPL’s compliance plan and related budget identified in an EPB is also currently required under a settlement agreement between IPL and the Office of Consumer Advocate in Iowa. An EPB provides a utility’s compliance plan and related budget to meet applicable state environmental requirements and federal air quality standards. IUB approval of an EPB demonstrates that the IUB believes the EPB is reasonably expected to achieve cost-effective compliance with applicable state environmental requirements and federal air quality standards. In October 2010, the IUB approved the most recent EPB filed by IPL. IPL’s EPB filing includes the emission control projects for Ottumwa Unit 1 and Lansing Unit 4 listed in the above table and discussed below. The George Neal Units 3 and 4 projects are included in MidAmerican’s most recent EPB filed with the IUB. IPL plans to file its next EPB with the IUB in the second quarter of 2012.

Ottumwa Unit 1 - IPL’s current EPB approved by the IUB in October 2010 includes plans to install a scrubber and baghouse at Ottumwa to reduce SO2 and mercury emissions at the generating facility. The scrubber and baghouse at Ottumwa are expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, CSAPR or some alternative to these rules that may be implemented, and the Utility MACT Rule. IPL’s portion of total capital expenditures, excluding AFUDC, for the scrubber and baghouse is currently estimated to be between $150 million to $170 million, a portion of which is included in the above estimates for Alliant Energy’s and IPL’s environmental compliance plans.

Lansing Unit 4 - IPL’s current EPB approved by the IUB in October 2010 includes plans to install a scrubber at Lansing Unit 4 to reduce SO2 emissions at the generating facility. The scrubber at Lansing Unit 4 is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, CSAPR or some alternative to these rules that may be implemented, and the Utility MACT Rule. IPL’s capital expenditures, excluding AFUDC, for the scrubber are currently estimated to be between $45 million to $55 million, a portion of which is included in the above estimates for Alliant Energy’s and IPL’s environmental compliance plans.

George Neal Units 3 and 4 - MidAmerican plans to install scrubbers and baghouses at George Neal Units 3 and 4 to reduce SO2 emissions and mercury emissions at the generating facility. The scrubbers and baghouses at George Neal Units 3 and 4 are expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, CSAPR or some alternative to these rules that may be implemented, and the Utility MACT Rule. IPL’s portion of total capital expenditures, excluding AFUDC, for the scrubbers and baghouses is currently estimated to be approximately $130 million, which is included in the above estimates for Alliant Energy’s and IPL’s environmental compliance plans.

Other - IPL’s current environmental compliance plan also includes planned expenditures during 2012 through 2015 for lower-cost emission control options for certain of its electric generating facilities. The environmental compliance plan for these lower-cost emission control options is subject to change pending further clarity on anticipated air quality regulatory requirements including final requirements under the final Utility MACT Rule, CAIR, CSAPR or some alternative to these rules that may be implemented.

WPL’s Emission Control Projects - WPL must file a CA and receive authorization from the PSCW to proceed with any individual emission control project with estimated project costs of $8 million or more. In 2007, the PSCW approved the deferral of the retail portion of WPL’s incremental pre-certification and pre-construction costs for current or future emission control projects requiring PSCW approval, effective on the request date of November 2006. Alliant Energy and WPL currently anticipate that deferred costs as of Dec. 31, 2011 and thereafter will be recovered in future rates and therefore do not expect these costs to have an adverse impact on their financial condition or results of operations.

Edgewater Unit 5 - In May 2010, WPL received an order from the PSCW authorizing the installation of an SCR system at Edgewater Unit 5 to reduce NOx emissions at the facility. Construction began in the third quarter of 2010. The SCR system at Edgewater Unit 5 is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, CSAPR or some alternative to these rules that may be implemented, and the Wisconsin Reasonably Available Control Technology (RACT) Rule. WPL’s capital expenditures, excluding AFUDC, for the SCR system are currently estimated to be approximately $145 million, a portion of which is included in the above estimates for Alliant Energy’s and WPL’s environmental compliance plans. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for further discussion of the Edgewater Unit 5 SCR system emission control project.

In addition, WPL’s current environmental compliance plans include installing a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the generating facility. The scrubber and baghouse at Edgewater Unit 5 are expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR,

CSAPR or some alternative to these rules that may be implemented, the Utility MACT Rule and the Wisconsin State Mercury Rule. WPL currently plans to file a CA application with the PSCW for the projects in 2012. A portion of WPL’s capital expenditures, excluding AFUDC, for the scrubber and baghouse are included in the above estimates for Alliant Energy’s and WPL’s environmental compliance plans. An estimate of WPL’s total capital expenditures, excluding AFUDC, for the projects will be available upon filing the CA application.

Columbia Units 1 and 2 - In February 2011, WPL received approval from the PSCW to install scrubbers and baghouses at Columbia Units 1 and 2 to reduce SO2 and mercury emissions, respectively, at the generating facility. The scrubbers and baghouses at Columbia Units 1 and 2 are expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, CSAPR or some alternative to these rules that may be implemented, the Utility MACT Rule and the Wisconsin State Mercury Rule. WPL’s portion of the capital expenditures, excluding AFUDC, for the scrubbers and baghouses is currently estimated to be between $280 million and $310 million, a portion of which is included in the above estimates for Alliant Energy’s and WPL’s environmental compliance plans.

Other - WPL’s current environmental compliance plan also includes planned expenditures during 2012 through 2015 for lower-cost emission control options for certain of its electric generating facilities. The environmental compliance plan for these lower-cost emission control options is subject to change pending further clarity on anticipated air quality regulatory requirements including final requirements under the final Utility MACT Rule, CAIR, CSAPR or some alternative to these rules.

Energy Efficiency Programs - Alliant Energy, IPL and WPL have several energy efficiency programs and initiatives that help customers reduce their energy usage and related costs through the use of new energy efficient equipment, products and practices. The following are Alliant Energy’s, IPL’s and WPL’s current key energy efficiency programs:

Smart Grid Initiatives - Smart Grid initiatives are designed to improve customer service, enhance energy management and conservation and provide operational savings through increased efficiencies of electric distribution systems. Advanced metering infrastructure (AMI) is expected to be the foundation for the Smart Grid in a portion of Alliant Energy’s service territories. WPL has substantially completed its AMI deployment by installing over 641,000 AMI electric meters and gas modules in its service territory as of Dec. 31, 2011. WPL anticipates its total capital expenditures for AMI will be approximately $111 million upon completion of the deployment. There is approximately $3 million of planned AMI investment remaining to be made for system and network enhancements at WPL through 2012. IPL continues to assess the sequence and timing of AMI deployment in Iowa and Minnesota, and currently has no plans for large scale implementation of AMI technology.

IPL Energy Efficiency Plan (EEP) - In 2008, IPL filed an EEP for 2009 through 2013 with the IUB. The EEP includes spending approximately $400 million for electric and natural gas energy efficiency programs in Iowa from 2009 through 2013, and aspires to conserve electric and gas usage equal to that of more than 100,000 homes. In accordance with Iowa law, IPL is required to file an EEP every five years. An EEP provides a utility’s plan and related budget to achieve specified levels of energy savings. IUB approval demonstrates that the IUB believes that IPL’s EEP is reasonably expected to achieve cost-effective delivery of the energy efficiency programs. To the extent approved by the IUB, costs associated with executing the EEP are recovered from ratepayers through an additional tariff called an Energy Efficiency Cost Recovery (EECR) factor. The EECR factors are revised annually and include a reconciliation to eliminate any over- or under-recovery of energy efficiency expenses from prior periods. There are no carrying costs associated with the cost recovery factors. In March 2011, the IUB approved new EECR factors for IPL’s electric and gas retail customers for the period from April 1, 2011 through March 31, 2012. The new EECR factors are based on IPL’s approved budget as filed with its EEP for 2009 through 2013, along with any over- or under-collection from the prior year and therefore are not expected to have a material impact on Alliant Energy’s and IPL’s financial condition or results of operations. IPL currently plans to file a new EEP in December 2012, which will be effective for 2014 through 2018.

Focus on Energy Program - In 2011 and 2010, WPL contributed 1.5% and 1.2%, respectively, of annual retail utility revenues to help fund Focus on Energy, Wisconsin’s statewide energy efficiency and renewable energy resource program. Refer to “Legislative Matters” for discussion of changes to WPL’s anticipated contributions to this program.

Shared Savings Programs - IPL and WPL offer energy efficiency programs to certain customers in Minnesota and Wisconsin referred to as Shared Savings programs. These programs provide low-cost financing to help customers identify, purchase and install energy efficiency improvement projects. The customers repay IPL and WPL with monthly payments over a term up to five years. Refer to Note 4(d) of the “Combined Notes to Consolidated Financial Statements” for additional details of shared savings programs.

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

Recent Retail Base Rate Filings - Details of IPL’s and WPL’s recent retail base rate cases impacting their historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a) (b)	Interim Effective Date	Final Increase Granted (b)	Actual/ Expected Final Effective Date
WPL:
Wisconsin 2011 Test Year	E	Apr-10	N/A	N/A	$8	Jan-11
Wisconsin 2010 Test Year	E/G	May-09	N/A	N/A	E-59; G-6	Jan-10
IPL:
Minnesota 2009 Test Year	E	May-10	$14	Jul-10	8	Feb-12 (c)
Iowa 2009 Test Year	E	Mar-10	119	Mar-10	114	Apr-11
Iowa 2008 Test Year	E	Mar-09	84	Mar-09	84	Feb-10

(a)	In Iowa, IPL’s interim rates can be implemented 10 days after the filing date, without regulatory review and are subject to refund, pending determination of final rates. In Minnesota, IPL’s interim rates can be implemented 60 days after the filing date, with regulatory review and subject to refund, pending determination of final rates. The amount of the interim rates is replaced by the amount of final rates once the final rates are granted.
(b)	Base rate increases reflect both returns on additions to IPL’s and WPL’s infrastructure and a recovery of changes in costs incurred or expected to be incurred by IPL and WPL. Given a portion of the rate increases will offset changes in costs, revenues from rate increases should not be expected to result in an equal increase in income.
(c)	The final recovery amount for the Minnesota retail portion of IPL’s Whispering Willow - East wind project construction costs will be addressed in a separate proceeding that is expected to be completed in 2012.

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

In December 2010, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $8 million, or approximately 1%, effective Jan. 1, 2011. The annual retail electric rate increase of $8 million reflects a $38 million increase in the non-fuel component of rates and a $30 million decrease in the fuel component of rates. This $8 million increase in annual rates effective Jan. 1, 2011, combined with the termination of the $9 million interim fuel-related rate increase effective Dec. 31, 2010, resulted in a net $1 million decrease in annual retail electric rates charged to customers effective January 2011. Refer to “WPL’s Retail Fuel-related Rate Filings - 2010 Test Year” below for additional details of the interim fuel-related rate increase implemented in 2010 and a reduction to the 2011 test year base rate increase for refunds owed to retail electric customers related to interim fuel cost collections in 2010.

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

In December 2009, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $59 million, or approximately 6%, and an annual retail natural gas rate increase of $6 million, or approximately 2%, effective Jan. 1, 2010. The annual retail electric rate increase of $59 million reflects an increase in the non-fuel component of rates and a decrease in the fuel component of rates. The December 2009 order from the PSCW also approved recovery of certain deferred benefits costs incurred by WPL in 2009 and a portion of the previously deferred costs for the cancelled Nelson Dewey #3 project. Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for further discussion of the PSCW’s decision regarding recovery of these deferred costs and regulatory-related charges in 2009 for the portion of the cancelled Nelson Dewey #3 costs that WPL was denied recovery.

The 2010 test year retail electric rate increase approved by the PSCW included an amount that represented a current return on 50% of the estimated construction work in progress (CWIP) for WPL’s Bent Tree - Phase I wind project for 2010. The remaining CWIP balance for the Bent Tree - Phase I wind project accrued AFUDC during 2010. In addition, the PSCW authorized WPL to defer the retail portion of return on rate base, depreciation expense and other operation and maintenance expenses for those portions of the Bent Tree - Phase I wind project placed in service in 2010.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing included recovery of investments in IPL’s Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010. The interim retail rate increase was approved by the MPUC and is subject to refund pending determination of final rates from the request.

In August 2011, IPL received an initial order from the MPUC regarding this rate case. In September 2011, IPL filed a Request for Rehearing, Reconsideration and Clarification on a limited number of specific points within the MPUC’s August 2011 order. In November 2011, IPL received an order from the MPUC on the requests for reconsideration from IPL and other parties. The MPUC’s November 2011 order revised certain matters in the August 2011 order and established a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the temporary renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. Because the final rate increase level was below the interim retail rate increase level implemented in July 2010, IPL expects to refund to its Minnesota retail electric customers a portion of the interim rates collected. As of Dec. 31, 2011, Alliant Energy and IPL reserved $4 million, including interest, for refunds anticipated to be paid to IPL’s Minnesota retail electric customers in 2012. The MPUC’s order also included the following details:

•

Approved IPL’s Minnesota renewable energy rider request on a temporary basis but deferred judgment on the prudence of the Whispering Willow - East wind project costs. Initial recovery amount of the project costs will be allowed through the temporary renewable energy rider at a levelized cost of $51 per megawatt-hour (MWh). The final recovery amount of the project costs will be addressed in a separate proceeding that is expected to be completed in 2012.

•	Approved recovery of IPL’s FERC-approved 2010 electric transmission service costs including ITC’s 2008 true-up costs billed to IPL in 2010.

•

Approved an additional $5 million of regulatory liabilities owed to Minnesota retail electric customers from the gain on the sale of IPL’s electric transmission assets to ITC in 2007 to offset a portion of transmission rate increases. The MPUC approved the utilization of the $5 million of additional regulatory liabilities over a four-year period beginning with the effective date of interim rates in July 2010.

•	Denied IPL’s proposed transmission cost recovery rider.

•	Approved recovery of $2 million of Sutherland #4 cancellation costs over a 25-year period.

•	Approved return on common equity of 10.35% and a regulatory capital structure of 47.7% common equity, 43.9% long-term debt, 6.3% preferred equity and 2.1% short-term debt.

Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for discussion of changes to regulatory assets and regulatory liabilities in 2011 based on the MPUC’s decisions to provide IPL’s retail electric customers in Minnesota additional refunds from the gain on the sale of electric transmission assets in 2007 and to provide IPL recovery of

$2 million of previously incurred costs for Sutherland #4. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for discussion of an impairment recognized in 2011 based on the MPUC’s decision regarding the recovery of IPL’s Whispering Willow - East wind project costs.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In March 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers by $163 million, or approximately 14%. The request was based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, or approximately 10%, on an annual basis, effective March 20, 2010, without regulatory review and subject to refund pending determination of final rates. The interim rates included the impact of increased transmission service rates billed by ITC that went into effect on Jan. 1, 2010.

In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. Because the final rate increase level was below the interim rate increase level of $119 million implemented on March 20, 2010, IPL refunded $5 million, including interest, to its Iowa retail electric customers in 2011. The IUB issued a separate order in January 2011 that included the following decisions for the 2009 Test Year rate case:

•	Approved IPL’s proposed transmission cost rider conditional upon IPL’s agreement to not file an electric base rate case for three years from the date of the order.

•

Disallowed return on investment treatment for the portion of Whispering Willow - East costs incurred above the cost cap associated with the wind turbine generators. In August 2011, the IUB clarified the treatment of these costs to be included in IPL’s rate base with a zero return on investment.

•

Authorized use of regulatory liabilities to implement a tax benefit rider discussed below and offset certain electric transmission service costs expected in 2011 and certain capital costs for the Whispering Willow - East wind project.

•	Limited recovery of and return on investment treatment to 52.5% of the remaining net book value of the Sixth Street Generating Station (Sixth Street).

•	Allowed recovery of $7 million of flood-related costs previously incurred in 2009.

Transmission Cost Rider - In January 2011, the IUB approved IPL’s proposal to implement a transmission cost rider for recovery of electric transmission service expenses incurred to provide electric service to IPL’s retail customers in Iowa. The IUB stipulated that the rider would be implemented on a pilot basis conditional upon IPL’s agreement to not file a retail electric base rate case for three years from the date of the order and meet additional reporting requirements. In January 2011, IPL accepted the transmission cost rider with the IUB’s conditions. The transmission cost rider will remain in effect until the IUB’s decision in IPL’s next retail electric base rate case, whereby the rider will be revisited. Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa retail electric customers through the transmission cost rider. This new cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa retail electric customers for changes in electric transmission service expenses. The cumulative effects of the under-/over-collection of these costs will be recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s Consolidated Balance Sheets until they are reflected in future billings to customers. In accordance with the IUB’s January 2011 order, IPL filed its first annual Regional Transmission Service Rider compliance filing with the IUB in November 2011. This filing reconciled the related annual revenues and expenses and established proposed cost recovery factors to be utilized in 2012. IPL continues to recover electric transmission service expenses using current cost recovery factors pending IUB approval of the 2012 cost recovery factors. IPL currently anticipates receiving a decision from the IUB on the proposed 2012 cost recovery factors in the first quarter of 2012.

Tax Benefit Rider - In January 2011, the IUB approved a tax benefit rider proposed by IPL, which will utilize regulatory liabilities to credit bills of Iowa retail electric customers to help offset the impact of the recent rate increases on such customers. In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits resulting from changes in tax accounting methodologies and tax elections available under the Internal Revenue Code. These potential tax benefits are related to the tax treatment of repair expenditures, allocation of insurance proceeds from the floods in 2008 and mixed service costs. The tax benefit rider provides a mechanism to ensure only those amounts from the potential tax benefits that are sustained under Internal Revenue Service (IRS) audit are retained by customers. The tax benefit rider includes the ability to record a regulatory asset if amounts credited to customer bills are in excess of the amounts sustained under IRS audit. In 2011, $61 million of regulatory liabilities from the tax benefit rider were used to credit IPL’s customers’ bills at a rate of 0.504 cents per KWh. Also in 2011, IPL recognized additional regulatory liabilities of $217 million as a result of additional tax benefits expected from a change in tax accounting method for mixed service costs and the IRS issuance of guidance clarifying the treatment of repairs expenditures for electric distribution property. In December 2011, the IUB authorized approximately $81 million of regulatory liabilities from potential tax benefits to be credited to IPL’s customers’ bills in 2012 at a rate of 0.568 cents per KWh. The IUB is expected to review and approve the remaining benefits for 2013 and beyond in the future. As of Dec. 31, 2011, IPL’s remaining regulatory liabilities related to the tax benefit rider were $350 million. The final amount of regulatory liabilities returned to customers under the tax benefit rider is dependent on the amount of tax benefits sustained under IRS audit and therefore is subject to change. Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” and “Results of Operations - Income Taxes” for discussion of the impact of the tax benefit rider on Alliant Energy’s and IPL’s income tax expense (benefit) and effective income tax rates.

Utilization of Regulatory Liabilities - In addition to the tax benefit rider discussed above, the order issued by the IUB in January 2011 also authorized use of regulatory liabilities from the sale of IPL’s electric transmission assets and the DAEC to offset certain electric transmission service costs in 2011 and certain capital costs for the Whispering Willow - East wind project. Details of these regulatory liabilities are as follows (in millions):

	Regulatory liability at Dec. 31, 2011	Amounts that will be utilized under previous IUB orders	Remaining amounts	Iowa portion of remaining amounts	Minnesota portion of remaining amounts
Electric transmission assets sale	$45	($25)	$20	$7	$13
DAEC sale	15	(14)	1	1	—

	$60	($39)	$21	$8	$13

Electric Transmission Assets Sale - In 2007, IPL completed the sale of its electric transmission assets to ITC and recognized a regulatory liability of $89 million related to the gain resulting from the sale. In 2009, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to reduce Iowa retail electric customers’ rates by $12 million for the period from July 2009 through February 2010 with billing credits included in the monthly fuel cost portion of the customer bills. In January 2010, the IUB issued an order authorizing IPL to use up to $46 million of this regulatory liability to offset electric transmission costs expected to be billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. IPL utilized $41 million of regulatory liabilities to offset the Iowa retail portion of costs incurred in 2010 related to ITC’s 2008 transmission revenue adjustment. In January 2011, the IUB issued an order authorizing IPL to use up to $20 million of this regulatory liability to offset ITC’s 2009 transmission revenue adjustment expected to be billed to IPL in 2011. IPL utilized $19 million of regulatory liabilities to offset the Iowa retail portion of costs incurred in 2011 related to ITC’s 2009 transmission revenue adjustment. The IUB also authorized IPL in its January 2011 order to utilize $3 million of this regulatory liability to reduce IPL’s Iowa retail electric rate base associated with the Whispering Willow - East wind project. The outstanding balance of this regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities and has accrued cumulative interest of $5 million through Dec. 31, 2011. Refer to “IPL’s Minnesota Retail Electric Rate Case (2009 Test Year)” above for discussion of an order issued by the MPUC in 2011 requiring a $5 million increase to the regulatory liabilities owed to Minnesota retail electric customers from the gain on IPL’s sale of its electric transmission assets to ITC in 2007. Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for discussion of an order issued by the MPUC in 2010 authorizing IPL to use a portion of this regulatory liability to refund $2 million annually to IPL’s retail electric customers in Minnesota beginning in July 2010 to coincide with the effective date of the interim rate increase for Minnesota retail customers.

DAEC Sale - In 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a regulatory liability of $59 million related to the gain resulting from the sale. In 2009, IPL received $12 million as part of a settlement of a claim filed against the U.S. Department of Energy (DOE) in 2004 for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel produced at DAEC. IPL recognized the $12 million received from the settlement as an increase to the regulatory liability established with the sale of DAEC. In 2009, the IUB authorized IPL to utilize $29 million of this regulatory liability to reduce electric plant in service related to the cumulative AFUDC recognized for the Whispering Willow - East wind project. In January 2010, the IUB authorized IPL to utilize $26 million of this regulatory liability to offset the amortization of costs incurred for the Sutherland #4 project over a five-year period ending September 2014. In January 2011, the IUB authorized use of $23 million of this regulatory liability to reduce IPL’s Iowa retail electric rate base for the Whispering Willow - East wind project. The outstanding balance of this regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities and has accrued cumulative interest of $8 million through Dec. 31, 2011.

Management Audit - As part of the IUB’s February 2011 order related to IPL’s Iowa retail electric rate case (2009 test year), the IUB outlined plans for IPL’s management activities to be audited by a third party vendor. This audit commenced in the third quarter of 2011. A final report is expected to be issued by the third party vendor to the IUB in the second half of 2012. Alliant Energy and IPL do not currently believe that the final report will have any impact upon their financial condition or results of operations.

Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for additional details of the IUB’s decision in the January 2011 order allowing IPL to recover $7 million of flood-related costs incurred in 2009, to use regulatory liabilities to provide credits to retail electric customers in Iowa under the tax benefit rider, to use regulatory liabilities to offset the recovery of $26 million of costs incurred for its Whispering Willow - East wind project and to use regulatory liabilities to offset transmission service expenses related to ITC’s 2009 transmission revenue true-up adjustment. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for additional details of the IUB’s decision in the January 2011 order disallowing IPL a return on a portion of its Whispering Willow - East wind project costs.

IPL’s Iowa Retail Electric Rate Case (2008 Test Year) - In March 2009, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers by $171 million, or approximately 17%. The request was based on a 2008 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of increased costs and capital investments since IPL’s last Iowa electric retail rate case filed in 2004. These increased costs and capital investments included increased costs for electric transmission service, infrastructure investments completed during the past five years to enhance the reliability of IPL’s electric system and lower emissions at its generating facilities, increased costs for pension and other employee benefits, capital investments and operating expenses incurred by IPL to restore electric service following 2007 winter ice storms and 2008 severe flooding that impacted its Iowa electric service territory, and capital expenditures for the cancelled Sutherland #4 project. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $84 million, on an annual basis, effective March 27, 2009, without regulatory review and subject to refund pending determination of final rates from the request. In September 2009, IPL revised this request to seek an increase of $146 million, or approximately 14%. The decrease in the requested amount was primarily due to an alternative cost recovery process for the capitalized expenditures for Sutherland #4 discussed below and an alternative method (five-year average) for calculating the annual recovery amount of pension and other postretirement benefits costs.

In January 2010, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $84 million, or approximately 7%, plus the use of a portion of IPL’s regulatory liabilities to offset costs related to the cancelled Sutherland #4 project and future electric transmission service costs. Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for additional discussion of the IUB’s decision in the January 2010 order allowing IPL to recover $8 million of flood-related costs incurred in 2008, to use regulatory liabilities to offset the recovery of $26 million of costs incurred for the cancelled Sutherland #4 base-load project and to use regulatory liabilities to offset up to $46 million of transmission costs billed to IPL in 2010 related to ITC’s 2008 transmission revenue true-up adjustment.

Planned Utility Rate Cases in 2012 -

Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - WPL currently expects to make a retail rate filing in the first half of 2012 based on a forward-looking test period that includes 2013 and 2014. The form and magnitude of such filing is currently being analyzed and could range from a future test year 2013 electric fuel plan to a full rate case for the 2013 and 2014 test period. The key drivers for the anticipated filing include recovery of the emission control project at Edgewater Unit 5, partial recovery for the emission control projects at Columbia Units 1 and 2, and changes in fuel costs. Any rate changes granted are expected to be effective in early 2013.

Iowa Retail Gas Rate Case (2011 Test Year) - IPL currently expects to file an Iowa retail gas rate case in the first half of 2012 based on a 2011 historical test period. The key drivers for the anticipated filing include recovery of increased costs and capital investments since IPL’s last Iowa gas retail rate case filed in 2005. Any rate changes are expected to be implemented in two phases with interim rates effective approximately 10 days after the filing and final rates effective approximately 11 months after the filing date. IPL currently expects to propose a tax benefit rider that will utilize regulatory liabilities generated from tax initiatives to credit bills of Iowa retail gas customers to offset any requested rate increase from this case.

WPL’s Retail Fuel-related Rate Filings -

2012 Test Year - In May 2011, WPL filed a request with the PSCW to increase annual retail electric rates by $13 million, or approximately 1%, to recover anticipated increases in retail electric production fuel and energy purchases (fuel-related costs) in 2012 due to higher purchased power energy costs and emission compliance costs. In July 2011, the EPA issued CSAPR, which was expected to require SO2 and NOx emissions reductions from IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin beginning in 2012. After evaluating CSAPR, in November 2011, WPL revised its request for an annual retail electric rate increase to $31 million, or approximately 3%, to reflect higher anticipated emission compliance costs. In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million related to expected changes in retail fuel-related costs. The December

2011 order also required WPL to defer direct CSAPR compliance costs that are not included in the fuel monitoring level and set a zero percent tolerance band for the CSAPR-related deferral. The 2012 fuel costs, excluding deferred CSAPR compliance costs, will be monitored using an annual bandwidth of plus or minus 2%. The rate change granted from this request was effective Jan. 1, 2012. Subsequent to the PSCW order issued in December 2011, the D.C. Circuit Court stayed the implementation of CSAPR and as a result CAIR obligations remain effective pending further review by the D.C. Circuit Court and the EPA. Alliant Energy and WPL are currently unable to predict the final outcome of the CSAPR stay and its impact on their financial condition or results of operations. Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for further discussion of CSAPR.

2010 Test Year - In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased fuel-related costs in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL received approval from the PSCW to implement an interim rate increase of $9 million, on an annual basis, effective in June 2010. Updated annual 2010 fuel-related costs during the proceeding resulted in WPL no longer qualifying for a fuel-related rate increase for 2010. In December 2010, the PSCW issued an order authorizing no increase in retail electric rates in 2010 related to fuel-related costs and required the interim rate increase to terminate at the end of 2010. The order also required WPL to refund to its retail electric customers the interim fuel rates collected in 2010 as a reduction to the 2011 test year base rate increase. As of Dec. 31, 2011, Alliant Energy’s and WPL’s remaining reserves were $1 million, including interest, for interim fuel cost collections in 2010.

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

Rule Changes -

Electric Fuel Cost Recovery Rule Changes in Wisconsin - In 2010, Act 403 was enacted in Wisconsin to change statutes related to the process by which utilities recover electric fuel-related costs from their retail electric customers. On Jan. 1, 2011, revised new fuel rules issued by the PSCW became effective. The new fuel rules currently provide the following provisions and requirements for Wisconsin utilities:

•	PSCW approval of a future test year fuel cost plan resulting in changes in rates either as a separate proceeding or in a base rate case proceeding;

•	deferral of any change in unit fuel costs from the approved fuel cost plan outside a range established by the PSCW;

•	inclusion of selected other variable costs and revenues directly related to fuel costs in the fuel cost plan;

•	reporting after completion of the plan year for comparison of actual plan year costs to those included in the fuel cost plan; and

•	restrictions on the collection of deferred amounts if Wisconsin utilities earn in excess of their authorized return on common equity.

Refer to Note 1(h) of the “Combined Notes to Consolidated Financial Statements” for additional details of WPL’s retail electric fuel-related cost recovery mechanism.

WPL’s Wholesale Formula Rate Structure - In 2009, WPL filed a request with FERC seeking approval of changes to WPL’s wholesale formula rates in order to implement for billing purposes the full impact of accounting for defined benefit pension and other postretirement benefits plans. In 2010, FERC approved a settlement agreement between WPL and the wholesale customers regarding the formula rate change. WPL recorded an additional $4 million of electric revenues and regulatory assets in 2010 to reflect the settlement and reduced the regulatory asset concurrently with collections from customers through June 2011.

Rate Case Details - Details of the most recent rate orders in IPL’s and WPL’s key jurisdictions were as follows (Common Equity (CE); Preferred Equity (PE); Long-term Debt (LD); Short-term Debt (SD); Weighted-average Cost of Capital (WACC)):

	Test Period		Authorized Return on Common Equity (a)	Capital Structure				After-tax WACC		Average Rate Base (in millions)

Jurisdictions				CE	PE	LD	SD
IPL:
Iowa retail (IUB):
Electric:
- Emery (b)	2009		11.58%	48.2%	6.5%	45.3%	N/A	8.85%		$281
- Whispering Willow - East (b)	2009		11.09%	48.2%	6.5%	45.3%	N/A	8.61%		266
- Other (b)	2009		9.53%	48.2%	6.5%	45.3%	N/A	7.86%		1,843
Gas	2004		10.40%	49.4%	8.3%	42.3%	N/A	8.68%		212
Minnesota retail (MPUC):
Electric	2009		10.35%	47.7%	6.3%	43.9%	2.1%	8.11%		126	(c)
Gas	1994		10.75%	41.0%	7.4%	44.0%	7.6%	8.82%		7
Wholesale electric (FERC) (d)	2011		10.97%	47.6%	5.8%	46.6%	N/A	8.37%		32

WPL:
Wisconsin retail (PSCW):
Electric	2011	(e)	10.40%	50.4%	2.4%	43.3%	3.9%	8.18	%(f)	1,697	(g)
Gas	2011	(e)	10.40%	50.4%	2.4%	43.3%	3.9%	8.18	%(f)	215	(g)
Wholesale electric (FERC) (h)	2011		10.90%	55.0%	N/A	45.0%	N/A	8.84%		175

(a)	Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns.
(b)	Authorized returns on common equity and after-tax WACC reflect application of double leverage pursuant to the IUB’s January 2011 order discussed above. Prior to the application of double leverage, authorized returns on common equity were: Emery Generating Station (Emery)-12.23%, Whispering Willow-East-11.7% and Other-10.0%, and after-tax WACC were: Emery-9.16%, Whispering Willow-East-8.91% and Other-8.09%.
(c)	Average rate base amounts do not include Whispering Willow - East capital costs, which are expected to be recovered through a temporary renewable energy rider approved by the MPUC. The final recovery amount for the Minnesota retail portion of Whispering Willow - East capital costs to be recovered from customers will be addressed in a separate proceeding that is expected to be completed in 2012.
(d)	IPL’s wholesale formula rates reflect annual changes in CE, PE, LD, WACC and rate base.
(e)	WPL’s 2011 rate order did not change the returns or capital structures approved in the prior rate order effective Jan. 1, 2010.
(f)	WPL’s retail return on net investment rate base is an adjusted WACC that includes adjustments for CWIP in rate base and a cash working capital allowance. The most recently authorized return on net investment rate base for WPL retail electric and gas utility service is 9.81% and 8.84%, respectively.
(g)	Average rate base amounts do not include CWIP or a cash working capital allowance. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.
(h)	WPL’s wholesale formula rates reflect annual changes in WACC and rate base.

Other -

Economic Development Program - In June 2010, the PSCW issued an order approving an economic development program effective July 2010, which is intended to attract and retain industrial customers in WPL’s service territory. The program permits WPL to provide eligible industrial customers a discounted energy rate based upon specifically-defined conditions. To be eligible for the program, each customer needs to demonstrate that it is also eligible for direct governmental assistance through a local, state or federal economic development program, in addition to other criteria. The discount amounts are limited to ensure recovery of marginal costs and will be decreased over time until a customer is paying the full tariff rate. In July 2010, CUB filed a petition for review with the Dane County Circuit Court. CUB requested that the order be set aside, reversed or remanded to the PSCW for further deliberation and action. In February 2011, CUB’s petition for review was denied by the Dane County Circuit Court. No party filed a Notice for Appeal, and the time for appeal has expired. Currently, there are three WPL customers utilizing the economic development program.

IPL Depreciation Study - In January 2012, the MPUC issued an order approving the implementation of updated depreciation rates for IPL as a result of a recently completed depreciation study. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for details of the depreciation study.

Service Agreement - Pursuant to a service agreement, IPL and WPL receive various administrative and general services from Corporate Services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. In December 2011, the PSCW approved a revised service agreement between Corporate Services, and IPL and WPL. This revised agreement is subject to additional regulatory approvals prior to being effective. The revised service agreement is currently expected to be effective in 2012.

FERC Audit - As part of routine procedures, in the fourth quarter of 2011, FERC commenced an audit of Alliant Energy, including its centralized service company (Corporate Services) and other affiliated companies. A final report is expected to be issued by FERC in late 2012 or early 2013. Alliant Energy does not believe that the final report will have any impact upon its financial condition or results of operations.

ENVIRONMENTAL MATTERS

Overview - Alliant Energy, IPL and WPL are subject to regulation of environmental matters by federal, state and local authorities as a result of their current and past operations. Alliant Energy, IPL and WPL monitor these environmental matters and address them with emission abatement programs. These programs are subject to continuing review and are periodically revised due to various factors, including changes in environmental regulations, litigation of environmental requirements, construction plans and compliance costs. There is currently significant regulatory uncertainty with respect to the various environmental rules and regulations discussed below. Given the dynamic nature of environmental regulations and other related regulatory requirements, Alliant Energy, IPL and WPL have established an integrated planning process that is used for environmental compliance for their operations. Alliant Energy, IPL and WPL anticipate future expenditures for environmental compliance will be material, including significant capital investments. Alliant Energy, IPL and WPL anticipate that prudent expenditures incurred by IPL and WPL to comply with environmental requirements likely would be recovered in rates from their customers. Refer to “Strategic Overview - Environmental Compliance Plans” for details of Alliant Energy’s, IPL’s and WPL’s environmental compliance plans, including estimated capital expenditures. The following are major environmental matters that could potentially have a significant impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Air Quality - The Clean Air Act (CAA) and its amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of these provisions based on scientific data. As part of the basic framework under the CAA, the EPA is required to establish National Ambient Air Quality Standards (NAAQS), which serve to protect public health and welfare. These standards address six “criteria” pollutants, four of which (NOx, SO2, PM, and ozone) are particularly relevant to Alliant Energy’s, IPL’s and WPL’s electric utility operations. Ozone is not directly emitted from Alliant Energy’s, IPL’s and WPL’s generating facilities; however, NOx emissions may contribute to its formation in the atmosphere. Fine particulate matter (PM2.5) may also be formed in the atmosphere from SO2 and NOx emissions.

State implementation plans (SIPs) document the collection of regulations that individual state agencies will apply to maintain NAAQS and related CAA requirements. The EPA must approve each SIP and if a SIP is not acceptable to the EPA or if a state chooses not to issue separate state rules, then the EPA can assume enforcement of the CAA in that state by issuing a federal implementation plan (FIP). Areas that comply with NAAQS are considered to be in attainment, whereas routinely monitored locations that do not comply with these standards may be classified by the EPA as non-attainment and require further actions to reduce emissions. Additional emissions standards may also be applied under the CAA regulatory framework beyond NAAQS. The specific federal and state air quality regulations that may affect Alliant Energy’s, IPL’s and WPL’s operations include: CAIR, CSAPR (formerly known as CATR), Clean Air Visibility Rule (CAVR), Utility MACT Rule, Wisconsin State Mercury Rule, Wisconsin RACT Rule, Industrial Boiler and Process Heater MACT Rule and various NAAQS rules. Alliant Energy, IPL and WPL also monitor various other potential environmental matters related to air quality, including: litigation of various federal rules issued under the CAA statutory authority; revisions to the New Source Review/PSD permitting programs and New Source Performance Standards (NSPS); and proposed legislation or other regulatory actions to regulate the emission of GHG. Refer to the sections below the following tables for detailed discussion of the following air quality regulations.

Environmental Regulation	Emissions Regulated	Alliant Energy’s Primary Facilities Potentially Affected	Actual/Anticipated Compliance Deadline
CAIR	SO2, NOx	Fossil-fueled EGUs over 25 MW capacity in IA and WI	Phase I - NOx (2009); SO2 (2010) Phase II - 2015

CSAPR	SO2, NOx	Fossil-fueled EGUs over 25 MW capacity in IA, WI and MN	To Be Determined (TBD)

CAVR	SO2, NOx, PM	Fossil-fueled EGUs built between 1962 and 1977 in IA, WI and MN	TBD

Utility MACT Rule	Mercury and other HAPs	Coal-fueled EGUs over 25 MW capacity in IA, WI and MN	2015

Wisconsin State Mercury Rule	Mercury	WPL’s coal-fueled EGUs over 25 MW capacity	Phase I - 2010 Phase II - 2015

Wisconsin RACT Rule	NOx	WPL’s Edgewater Units 3-5	Phase I - 2009 Phase II - 2013

Industrial Boiler and Process Heater MACT Rule	Mercury and other HAPs	IPL’s Prairie Creek boilers 1, 2 and 5	2014

Ozone NAAQS Rule	NOx	Fossil-fueled EGUs in designated non-attainment areas	TBD

Fine Particle NAAQS Rule	SO2, NOx, PM	Fossil-fueled EGUs in designated non-attainment areas	TBD

NO2 NAAQS Rule	NO2	Fossil-fueled EGUs in designated non-attainment areas	TBD

SO2 NAAQS Rule	SO2	Fossil-fueled EGUs in designated non-attainment areas	2017

The following table lists the fossil-fueled EGUs by primary fuel type that IPL and WPL currently own or operate with greater than 25 MW of nameplate capacity. All of IPL’s EGUs listed below are located in Iowa except for Fox Lake Unit 3 and Montgomery Turbine 1, which are located in Minnesota. All of WPL’s EGUs listed below are located in Wisconsin.

IPL			WPL
Coal	Natural Gas	Oil	Coal	Natural Gas

Ottumwa 1	Emery 1-3	Marshalltown 1-3	Columbia 1-2	Sheboygan Falls 1-2

Lansing 3-4	Fox Lake 3	Lime Creek 1-2	Edgewater 3-5	Neenah 1-2

M.L. Kapp 2	Dubuque 3-4	Montgomery 1	Nelson Dewey 1-2	South Fond du Lac 1-4

Burlington 1				Rock River 3,5-6

George Neal 3-4				Sheepskin 1

Prairie Creek 3-4

Sutherland 1,3 (a)

Louisa 1

(a)	IPL currently expects to switch the Sutherland Generating Station to a natural gas-fired facility in the first half of 2012.

CAIR - CAIR established new SO2 and NOx (both annual and ozone season) emission caps beginning in 2010 and 2009, respectively, with further reductions in SO2 and NOx emission caps planned to be effective in 2015. CAIR impacts IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa and Wisconsin. CAIR includes a large regional cap-and-trade system, where compliance may be achieved by either adding emission controls and/or purchasing emission allowances. In 2008, the D.C. Circuit Court remanded CAIR to the EPA for revision to address flaws identified in a 2008 opinion issued in response to legal challenges to this rule. In the interim, CAIR obligations became effective for NOx on Jan. 1, 2009 and SO2 on Jan. 1, 2010 and remain in place until a final CAIR replacement rule becomes effective.

CSAPR - In July 2011, the EPA issued CSAPR (formerly known as CATR), which includes requirements to reduce SO2 and NOx emissions from fossil-fueled EGUs located in 27 states in the eastern half of the U.S. IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin would be impacted by CSAPR requirements. CSAPR was expected to replace CAIR and establish state emission caps for SO2 and NOx beginning in 2012 (Phase I). These SO2 and NOx emission caps were expected to be lowered further by CSAPR in 2014 for EGUs located in Iowa and Wisconsin, but not EGUs located in Minnesota (Phase II). CSAPR also includes assurance provisions that would enforce state emission caps. These provisions require regulated EGUs with emissions in excess of the state emission caps to surrender additional penalty emission allowances beginning in 2012. The provisions required to surrender potential additional emission allowances was expected to limit the amount of emissions trading that would be used to meet compliance requirements. The emission allowances used for Acid Rain and CAIR program compliance cannot be used for compliance with CSAPR, and CSAPR emission allowances are not eligible to be used for compliance requirements under Acid Rain regulations and CAIR. Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for discussion of charges of $34 million recorded in 2011 related to IPL’s forward contracts to purchase SO2 emission allowances resulting from the impact of CSAPR. Refer to Note 16 of the “Combined Notes to Consolidated Financial Statements” for discussion of a $23 million impairment of intangible assets recognized in 2011 related to previously acquired emission allowances resulting from the impact of CSAPR.

In December 2011, the EPA also issued a final supplemental rule that added both Iowa and Wisconsin to CSAPR for the ozone season NOx emissions trading program. In February 2012, the EPA issued additional revisions to CSAPR to correct the calculation of emission budgets in certain states, including an increase of the allowed 2014 annual SO2 budget and 2012 and 2014 annual NOx budgets for Wisconsin. These revisions would delay the effective date of the assurance provisions of CSAPR to 2014, rather than 2012. The EPA is proceeding with final issuance of these revisions in order to implement the changes as part of CSAPR, if the stay discussed below is removed.

In December 2011, the D.C. Circuit Court stayed the implementation of CSAPR and as a result CAIR obligations remain effective pending further review by the D.C. Circuit Court and the EPA. Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome of the CSAPR stay and its impact on their financial condition or results of operations. Alliant Energy, IPL and WPL currently believe that CAIR will be replaced in the future, either by CSAPR, as currently written, or as modified based upon a ruling from the D.C. Circuit Court, or another rule that addresses the interstate transport of air pollutants, and expect that capital investments and/or modifications to their electric generating facilities to meet the final compliance requirements will be significant.

CAVR - CAVR requires states to develop and implement SIPs to address visibility impairment in designated national parks and wilderness areas across the country with a national goal of no impairment by 2064. Proposed CAVR SIPs for Iowa, Wisconsin and Minnesota have been submitted to the EPA for review and approval. These SIPs include Best Available Retrofit Technology Rule (BART) emission controls and other additional measures needed for reducing state contributions to regional haze. The EPA has not issued final action to approve these CAVR SIPs. If a CAVR SIP is found to be deficient, then the EPA is required to promulgate a CAVR FIP to address these requirements in the interim until the CAVR SIP is approved. The CAVR SIPs will determine required compliance actions and deadlines. In August 2011, a legal challenge was filed by several groups citing the EPA’s failure to issue timely approval of CAVR SIP submissions or alternatively issue CAVR FIPs. In December 2011, the EPA published a proposed consent decree in response to the legal challenge, which would require the EPA to finalize CAVR plans for Iowa, Wisconsin and Minnesota by June 2012.

As a result of the lawsuit, there are uncertainties in the applicability of and compliance outcomes of BART control approaches that will be approved by the EPA for inclusion in CAVR SIPs. EGU emissions of primary concern for BART and regional haze regulation include SO2, NOx and PM. There are pending obligations under the EPA’s CAVR to complete BART determinations that would evaluate control options to reduce these emissions at certain fossil-fueled IPL and WPL EGUs that were under construction between 1962 and 1977. IPL’s facilities that may be impacted include Burlington Unit 1, George Neal Units 3 and 4, Prairie Creek Unit 4, M.L. Kapp Unit 2 and Lansing Unit 4. WPL’s facilities that may be impacted include Edgewater Unit 4, Nelson Dewey Unit 2 and Columbia Units 1 and 2. The D.C. Circuit Court remand of CAIR to the EPA in 2008 and stay of CSAPR in 2011 may have an indirect impact on the CAVR and BART SIP implementation approach. The EPA allowed BART obligations for SO2 and NOx emissions to be fulfilled by CAIR (often referred to as “CAIR equals BART”). In addition, in December 2011, the EPA issued a proposed rule that similarly would allow BART obligations for SO2 and NOx emission to be fulfilled by CSAPR. The EPA’s assessment of the relationship for the CAVR’s BART requirements relative to CAIR and CSAPR remains uncertain pending the D.C. Circuit Court’s review of these regulations. In addition, there are uncertainties whether additional emission reductions could be required to address regional haze impacts beyond BART. Alliant Energy, IPL and WPL are unable to predict with certainty the impact that CAVR might have on the operations of their existing EGUs until the EPA finalizes CAVR plans for Iowa, Wisconsin and Minnesota.

Utility MACT Rule - In December 2011, the EPA issued the final Utility MACT Rule, also referred to as MATS. The MATS rule applies to all IPL and WPL coal-fueled EGUs with greater than 25 MW of capacity located in Iowa, Wisconsin and Minnesota. The final rule requires compliance with emission limits for mercury, filterable PM as a substitute for non-mercury metal HAPs and hydrogen chloride (HCl) as a substitute for acid gas HAPs. The EPA also proposed alternative standards for total or individual non-mercury metals emissions (instead of filterable PM) and SO2 emissions (instead of HCl for acid gases if a scrubber is installed). In addition, work practice standards were proposed for organic HAPs emissions to ensure proper combustion. Compliance is currently anticipated to be required by April 2015. However, an entity can request an additional year for compliance, which may be granted on a case-by-case basis by state permitting authorities for units that are needed to assure power reliability, units repowering to gas, or units that need additional time to install air emission control technology. In addition, the issuance of the final Utility MACT Rule is expected to initiate a review of, and possible revisions to, the Wisconsin State Mercury Rule. The final Utility MACT Rule is subject to legal challenge in the D.C. Circuit Court. Alliant Energy, IPL and WPL are currently evaluating the final Utility MACT Rule, but expect that capital investments and/or modifications to their electric generating facilities could be significant to comply with the regulation.

Wisconsin State Mercury Rule - The Wisconsin State Mercury Rule requires electric utility companies in Wisconsin to meet compliance requirements to reduce annual mercury emissions by 40% from a historic baseline beginning in 2010 (Phase I). In addition, the Wisconsin State Mercury Rule requires large coal-fueled EGUs with greater than 150 MW of capacity to either achieve a 90% annual mercury emissions reduction standard or limit the annual concentration of mercury emissions to 0.008 pounds of mercury per gigawatt-hour beginning in 2015 (Phase II). Small coal-fueled EGUs between 25 MW and 150 MW of capacity must install Best Available Control Technology (BACT) by January 2015 to reduce mercury emissions. As an alternative, this rule allows large and small EGUs to achieve compliance through averaging of covered emissions. There is also an alternative multi-pollutant option that extends the time for compliance with the annual mercury reduction requirement until 2021 for large units. However, this requires the affected facilities to achieve NOx and SO2 reductions beyond those currently required by federal and state regulations. In 2010, WPL filed its compliance plan with the Wisconsin Department of Natural Resources (DNR). WPL’s plan states that it will utilize large and small EGU averaging to comply with the additional mercury rule emissions reduction requirements that commence in 2015 and not use the multi-pollutant option. The issuance of the final Utility MACT Rule is expected to initiate a review of, and may cause revisions to, the Wisconsin State Mercury Rule. Alliant Energy and WPL continue to evaluate the impact of this state mercury rule and the federal Utility MACT Rule discussed above to determine further mercury emission reductions that will be required.

Wisconsin RACT Rule - In 2004, the EPA designated 10 counties in Southeastern Wisconsin as non-attainment areas for the ozone NAAQS. This designation includes Sheboygan County, where WPL operates the Sheboygan Falls Energy Facility and Edgewater. In 2007, the Wisconsin DNR issued a RACT Rule that requires NOx emission reductions at EGUs as part of the federal ozone SIP submittal to address non-attainment areas in Wisconsin. Facility modifications are not necessary at the Sheboygan Falls Energy Facility to comply with this rule. As part of its environmental compliance plan, WPL completed investments for installation of NOx emission control technologies at Edgewater to meet the 2009 to 2012 compliance requirements (Phase I). WPL is currently installing an SCR system at Edgewater to achieve compliance with the 2013 requirements that include facility boiler NOx rate limitations and a mass emissions cap (Phase II). Refer to “Strategic Overview - Environmental Compliance Plans - WPL’s Emission Control Projects” for discussion of the SCR system being implemented for further NOx emission reductions at Edgewater to meet 2013 compliance deadlines.

Industrial Boiler and Process Heater MACT Rule - In March 2011, the EPA published the final Industrial Boiler and Process Heater MACT Rule with a compliance deadline of March 2014. The rule is expected to apply to IPL’s Prairie Creek boilers 1, 2 and 5, and fossil-fueled auxiliary boilers and process heaters operated at other IPL and WPL fossil-fueled facilities. The rule requires compliance with HAPs emission limitations and work practice standards. In May 2011, the EPA published a stay postponing the effective date of the Industrial Boiler and Process Heater MACT Rule for major sources of emissions. In addition, the EPA announced reconsideration of the March 2011 final rule. In December 2011, the EPA issued a proposed reconsidered rule for public comment. In January 2012, the D.C. Circuit Court vacated the EPA’s stay and reinstated the compliance deadline of March 2014. The EPA currently expects to issue a final reconsidered rule by April 2012, with an expected compliance date of mid-2015. The final rule remains subject to legal challenges in the D.C. Circuit Court. Alliant Energy, IPL and WPL are monitoring future developments relating to this rule and plan to update their environmental compliance plans as needed. Alliant Energy, IPL and WPL are currently unable to predict with certainty the outcome of the Industrial Boiler and Process Heater MACT Rule, but expect that capital investments and/or modifications to its electric generating facilities to meet compliance requirements of the rule could be significant.

Ozone NAAQS Rule - In 2008, the EPA announced reductions in the primary NAAQS for eight-hour ozone to a level of 0.075 parts per million (ppm) from the previous standard of 0.08 ppm. In December 2011, the EPA responded to initial state recommendations and is proposing to designate Sheboygan County in Wisconsin as non-attainment. WPL operates the Sheboygan Falls Energy Facility and Edgewater in Sheboygan County, Wisconsin. The EPA is expected to designate final non-attainment areas by the second quarter of 2012. The schedule for compliance with this standard has not yet been established. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of any potential ozone NAAQS changes on their financial condition and results of operations.

Fine Particle NAAQS Rule - The EPA lowered the 24-hour fine particle primary NAAQS (PM2.5 NAAQS) from 65 micrograms per cubic meter (ug/m3) to 35 ug/m3 in 2006. In 2009, the EPA announced final designation of PM2.5 non-attainment areas. IPL and WPL do not have any generating facilities in the non-attainment areas announced in 2009. However, in 2009, the D.C. Circuit Court issued a decision in litigation regarding the EPA’s determination not to lower the annual PM2.5 NAAQS in 2006. In accordance with the decision, the EPA must re-evaluate its justification for not tightening the annual standard related to adverse effects on health and visibility. If the annual PM2.5 standard becomes more stringent, it could require SO2 and NOx emission reductions in additional areas not currently designated as non-attainment. The schedule for compliance with this rule has not yet been established. Alliant Energy, IPL and WPL are currently unable to predict with certainty the potential impact of the re-evaluation of the annual PM2.5 NAAQS on their financial condition and results of operations.

Nitrogen Dioxide (NO2) NAAQS Rule - In 2010, the EPA issued a final rule to strengthen the primary NAAQS for NOx as measured by NO2. The final rule establishes a new one-hour NAAQS for NO2 of 100 parts per billion (ppb) and associated ambient air monitoring requirements, while maintaining the current annual standard of 53 ppb. In February 2012, the EPA issued a final response to state recommendations and is not proposing to designate any non-attainment areas in Iowa, Minnesota and Wisconsin. The EPA is expected to re-evaluate these designations in 2016 based on expanded monitoring data. The schedule for compliance with this rule has not yet been established. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of any potential NO2 NAAQS changes on their financial condition and results of operations.

SO2 NAAQS Rule - In 2010, the EPA issued a final rule that establishes a new one-hour NAAQS for SO2 at a level of 75 ppb. The final rule also revokes both the existing 24-hour and annual standards. The EPA is expected to designate non-attainment areas for the SO2 NAAQS by June 2012. Compliance with the new SO2 NAAQS rule is currently expected to be required by 2017 for non-attainment areas designated in 2012. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of any potential SO2 NAAQS changes on their financial condition and results of operations.

Air Permit Renewal Challenges - Alliant Energy and WPL are aware of certain public comments or petitions from citizen groups that have been submitted to the Wisconsin DNR or to the EPA regarding the renewal of air operating permits at certain of WPL’s generating facilities. In some cases, the EPA has responded to these comments and petitions with orders to the Wisconsin DNR to reconsider the air operating permits of WPL’s generating facilities. WPL has received renewed air permits for Columbia, Edgewater and Nelson Dewey from the Wisconsin DNR, which considered all public comments received as part of the renewal process.

Columbia - In 2008, the Sierra Club submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging the EPA to challenge the air permit issued by the Wisconsin DNR for Columbia. In 2009, the EPA issued an order on the Sierra Club petition and granted one of three issues from the Sierra Club petition, objecting to that portion of the permit issued by the Wisconsin DNR. In September 2010, the Wisconsin DNR proposed a construction permit and a revised operation permit for Columbia. In October 2010, WPL submitted comments objecting to the appropriateness of the proposed draft permits. In November 2010, the comment period closed, and in February 2011, the Wisconsin DNR made the determination not to issue either of the proposed new permits. In February 2011, the Sierra Club filed a lawsuit against the EPA in the U.S. District Court for the Western District of Wisconsin seeking to have the EPA take over the permit process. The Sierra Club alleges the EPA must now act on the reconsideration of the permit since the Wisconsin DNR has exceeded its 90-day timeframe in which to respond to the EPA’s order. In May 2011, the Wisconsin DNR proposed a revised draft operation permit for Columbia. In June 2011, WPL and the Sierra Club submitted comments objecting to the appropriateness of the revised draft operation permit. Alliant Energy and WPL believe the previously issued air permit for Columbia is still valid. Alliant Energy and WPL are currently unable to predict with certainty the outcome of this matter and its impact on their financial condition or results of operations.

Edgewater - In 2009, the Sierra Club petitioned the EPA to object to a proposed Title V air permit for Edgewater that the Wisconsin DNR had submitted to the EPA for review. In 2009, the Sierra Club filed a notice of intent to sue the EPA over its failure to act on the petition. In August 2010, the EPA issued an order to the Wisconsin DNR granting in part and denying in part the Sierra Club’s petition. The Wisconsin DNR has not yet acted on the EPA order. In December 2010, WPL received a copy of a notice of intent to sue by the Sierra Club against the EPA based on what the Sierra Club asserts is unreasonable delay in the EPA performing its duties related to the reconsideration of the Edgewater Title V air permit. Specifically, the Sierra Club alleges that because the Wisconsin DNR has exceeded its 90-day timeframe in which to respond to the EPA’s order, the EPA must now act on the reconsideration of the permit. Alliant Energy and WPL believe the previously issued air permit for Edgewater is still valid. Alliant Energy and WPL are currently unable to predict with certainty the outcome of this matter and its impact on their financial condition and results of operations.

Nelson Dewey - In September 2010, the Sierra Club petitioned the EPA and the Wisconsin DNR to reopen a Nelson Dewey air permit. The Sierra Club alleges that the Nelson Dewey air permit issued by the Wisconsin DNR in 2008 should be corrected because certain modifications were made at the facility without complying with the PSD program requirements. In November 2010, WPL filed a response to the petition with the EPA and the Wisconsin DNR objecting to its claims and supporting the Wisconsin DNR’s issuance of the current permit. No action on this petition has been taken by the EPA or the Wisconsin DNR. Alliant Energy and WPL believe the previously issued air permit for Nelson Dewey is still valid. Alliant Energy and WPL are currently unable to predict with certainty the outcome of this petition and its impact on their financial condition and results of operations.

Air Permitting Violation Claims - Refer to Note 13(b) of the “Combined Notes to Consolidated Financial Statements” for discussion of complaints filed by the Sierra Club in 2010 and a notice of violation issued by the EPA in 2009 regarding alleged air permitting violations at Nelson Dewey, Columbia and Edgewater.

EPA Information Request - In October 2011, MidAmerican received an EPA Region VII request under Section 114 of the CAA for certain information relating to the historical operation of George Neal Units 3 and 4, and Louisa, which are coal-fueled generating units in Iowa that are jointly owned by IPL. IPL owns 28%, 25.695% and 4% of George Neal Unit 3, George Neal Unit 4 and Louisa, respectively. MidAmerican responded to this data request in December 2011. Depending upon the results of the EPA’s review of the information provided by MidAmerican, the EPA may perform any of the following: issue a notice of violation asserting that a violation of the CAA occurred; seek additional information from MidAmerican, IPL and/or third-parties who have information relating to the boilers; and/or close out the investigation. Alliant Energy and IPL cannot currently predict with certainty the impact of the EPA’s request and any subsequent action taken by the EPA or citizen groups on their financial condition and results of operations.

Water Quality -

Section 316(b) of Federal Clean Water Act - The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts to fish and other aquatic life. The second phase of this EPA rule is generally referred to as Section 316(b). Section 316(b) applies to existing cooling water intake structures at large steam EGUs. In 2007, a court opinion invalidated aspects of Section 316(b), which allowed for consideration of cost-effectiveness when determining the appropriate compliance measures. As a result, the EPA formally suspended Section 316(b) in 2007. In 2009, the U.S. Supreme Court granted the EPA authority to use a cost-benefit analysis when setting technology-based requirements under Section 316(b). In March 2011, the EPA issued a revised proposed Section 316(b) Rule, which applies to existing and new cooling water intake structures at large steam EGUs and manufacturing facilities. IPL and WPL have identified nine (Ottumwa 1, Prairie Creek Units 3-4, Fox Lake Units 1 and 3, Lansing Units 3-4, Dubuque Units 3-4, M.L. Kapp Unit 2, Burlington Unit 1, George Neal Units 3-4 and Louisa Unit 1) and three (Columbia Units 1-2, Nelson Dewey Units 1-2 and Edgewater Units 3-5) electric generating facilities, respectively, which may be impacted by the revised Section 316(b) Rule. A final rule is expected to be issued by the EPA in 2012. The schedule for compliance with this rule has not yet been finalized; however, compliance is currently expected to be required within eight years of the effective date of the final rule. Alliant Energy, IPL and WPL are currently unable to predict with certainty the final requirements from the Section 316(b) Rule, but expect that capital investments and/or modifications resulting from the rule could be significant.

Wisconsin and Iowa State Thermal Rules - Section 316(a) of the Federal Clean Water Act requires the EPA to regulate thermal impacts from wastewater discharges of industrial facilities, including those from EGUs. States have authority to establish standards for these discharges in order to minimize adverse environmental impacts to aquatic life. All IPL and WPL facilities are subject to these standards upon state promulgation, which become applicable upon their incorporation into a facility’s wastewater discharge permit. In January 2010, the Wisconsin Natural Resources Board adopted its state standard for regulating the amount of heat that facilities can discharge into Wisconsin waters. This rule was necessary because the EPA determined that Wisconsin had not developed a state thermal standard consistent with Section 316(a) of the Federal Clean Water Act. The Wisconsin State Thermal Rule was approved by the EPA in October 2010. In Iowa, the Iowa DNR is required to regulate thermal impacts from wastewater discharges of industrial facilities, including IPL facilities that discharge water into nearby rivers and streams. Compliance with the thermal rules will be evaluated on a case-by-case basis when wastewater discharge permits for IPL’s and WPL’s generating facilities are renewed. Alliant Energy, IPL and WPL continue to evaluate the thermal rule regulatory requirements and the compliance options available to meet the heat limitations for discharges from IPL’s and WPL’s EGUs. Alliant Energy, IPL and WPL are unable to predict with certainty the final requirements of this rule until wastewater discharge permits for impacted facilities are renewed. If capital investments and/or modifications are required, Alliant Energy, IPL and WPL believe these investments could be significant.

Hydroelectric Fish Passages and Fish Protective Devices - In 2002, FERC issued an order requiring the following actions by WPL regarding its Prairie du Sac hydro plant: (1) develop a detailed engineering and biological evaluation of potential fish passages for the facility; (2) install an agency-approved fish-protective device at the facility; and (3) install an agency-approved fish passage at the facility. In 2009, WPL completed the installation of the agency-approved fish-protective device.

WPL continues to work with the agencies to design and install the fish passage, which is currently required to be completed by Dec. 31, 2012. The U.S. Fish and Wildlife Service and the Wisconsin DNR have requested additional information to support the conceptual plan for the fish passage, and support extending the current required completion date to accomplish the additional work. Alliant Energy and WPL currently expect to request an additional extension from FERC in the first half of 2012. Alliant Energy and WPL believe the required capital investments and/or modifications to comply with the FERC order for the fish passage at WPL’s Prairie du Sac hydro plant could be significant.

Land and Solid Waste -

Coal Combustion Residuals (CCRs) - Alliant Energy, IPL and WPL are monitoring potential regulatory changes that may affect the rules for operation and maintenance of coal ash surface impoundments (ash ponds) and/or landfills, in the wake of a structural failure in the containment berm of a coal ash surface impoundment at a different utility. In 2009, IPL and WPL responded to information collection requests from the EPA for data on coal ash surface impoundments at certain of their facilities. The EPA continues to evaluate the responses and has been conducting site assessments of utilities’ coal ash surface impoundments, including certain coal ash surface impoundments operated by IPL and WPL.

In 2010, the EPA issued a proposed rule seeking comment regarding two potential regulatory options for management of CCRs: (1) regulate as a special waste under the federal hazardous waste regulations when the CCR is destined for disposal, but continue to allow beneficial use applications of CCRs as a non-hazardous material; or (2) regulate as a non-hazardous waste for all applications subject to new national standards. These proposed regulations include additional requirements with significant impact for CCR management, beneficial use applications and disposal. IPL and WPL have nine and four current or former coal generating facilities, respectively, with one or more existing coal ash surface impoundments at each location. In addition, IPL and WPL each have two active CCR company-owned landfills. All of these CCR disposal units would be subject to the proposed rule currently anticipated to be finalized in late 2012. The schedule for compliance with this rule has not yet been established. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these information collection requests, site inspections, or potential regulations resulting from such requests for the management of CCRs, but expect that capital investments, operating expenditures and/or modifications to comply with CCR rules could be significant.

Closed Ash Landfill Sites - In 2004, IPL received communication from the Iowa DNR regarding an evaluation of groundwater monitoring results for four of its closed ash landfills and a request to further evaluate potential offsite groundwater impacts at two of its closed landfills. Work to further evaluate potential offsite groundwater impacts included the installation of additional groundwater monitoring wells and corresponding groundwater sampling and analysis was completed at one of the landfills in 2005. A report summarizing this work was provided to the Iowa DNR in 2005 for review. In May 2011, the Iowa DNR responded to this report and recommended that IPL continue to perform additional groundwater sampling, analysis and reporting. Work to further evaluate potential offsite groundwater impacts was completed at the other landfill in 2010. In June 2011, a report summarizing this work was submitted to the Iowa DNR for review. Currently, IPL has not received a response from the Iowa DNR on this report. Alliant Energy and IPL are currently unable to predict with certainty the outcome of this review and its impact on their financial condition and results of operations.

Polychlorinated Biphenyls (PCB) - In 2010, the EPA published an Advance Notice of Proposed Rulemaking to support a re-evaluation of all existing use authorizations for PCB-containing equipment. Based on the EPA’s review of the information obtained in response to this notice, significant changes in PCB regulations may be proposed, including a possible mandated phase out of all PCB-containing equipment. The EPA plans to issue a proposed PCB rule amendment for public comment by 2013. The schedule for compliance with this rule has not yet been established. Pending the development of a final rule, Alliant Energy, IPL and WPL are currently unable to predict with certainty the outcome of this possible regulatory change, but believe that the required capital investment and/or modifications resulting from these potential regulations could be significant.

Manufactured Gas Plant (MGP) Sites - Refer to Note 13(d) of the “Combined Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s, IPL’s and WPL’s liabilities related to MGP sites.

GHG Emissions - Climate change continues to be assessed by policymakers including consideration of the appropriate actions to mitigate global warming. There is continued debate regarding the public policy response that the U.S. should adopt, involving both domestic actions and international efforts. The EPA is responding to a court ruling that requires issuance of federal rules to reduce GHG emissions under the existing CAA. Associated regulations to implement these federal GHG rules are also underway in the states covering IPL’s and WPL’s service territories. Given the highly uncertain outcome and timing of future regulations regarding the control of GHG emissions, Alliant Energy, IPL and WPL currently cannot predict the financial impact of any future climate change regulations on their operations but believe the expenditures to comply with any new emissions regulations could be significant.

Significant uncertainty exists surrounding the final implementation of the EPA’s GHG regulations. Furthermore, while implementation of these regulations continues to proceed, the impacts of these regulations remain subject to change as a consequence of the complexity and magnitude of determining how to effectively control GHGs under the existing legal framework of the CAA, which may include the EPA and state agency interpretations of appropriate permitting and emission compliance requirements. The outcome of these regulations and challenges will determine whether and how GHG stationary sources, including electric utility operations, will be regulated under the CAA. Alliant Energy, IPL and WPL are currently unable to predict the timing and nature of stationary source rules for GHG emissions including future issuance of regulations that would mandate reductions of GHGs, including carbon dioxide (CO2) emissions, at electric utilities.

In 2009, the EPA issued a final Endangerment and Cause or Contribute Findings for GHG under the CAA with an effective date of January 2010. This final action includes two distinct findings regarding GHG emissions under the CAA. First, the current and projected concentrations of GHG emissions in the atmosphere threaten the public health and welfare of current and future generations. This is referred to as the endangerment finding and includes the six key GHG emissions identified in the EPA’s mandatory GHG reporting rule. Second, the combined emissions of CO2, methane (CH4), nitrous oxide (N2O), and hydrofluorocarbons (HFCs) from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these key GHG emissions and hence to the threat of climate change. This is referred to as the cause or contribute finding. In 2010, the EPA, under authority from the GHG Endangerment and Cause or Contribute Findings, also issued a final rule that regulates GHG emissions from motor vehicles as a pollutant under the CAA. This finding and rule are subject to legal challenges in the D.C. Circuit Court. These actions by the EPA enable it to regulate GHG stationary sources, including electric utility operations and natural gas distribution operations.

EPA Mandatory GHG Reporting Rule - In 2009, the final EPA Mandatory GHG Reporting rule became effective. The final rule does not require control of GHG emissions, rather it requires that sources above certain threshold levels monitor and report emissions. The EPA anticipates that the data collected by this rule will improve the U.S. government’s ability to formulate a set of climate change policy options. The GHG emissions covered by the final EPA reporting rule include CO2, CH4, N2O, sulfur hexafluoride, HFCs, perfluorocarbons and other fluorinated gases. The primary GHG emitted from Alliant Energy’s, IPL’s and WPL’s utility operations is CO2 from the combustion of fossil fuels at their larger EGUs. Emissions of GHG are reported at the facility level in CO2e and include those facilities that emit 25,000 metric tons or more of CO2e annually. IPL and WPL submitted their first GHG annual emissions reports for calendar year 2010 by the Sep. 30, 2011 due date. Alliant Energy continues to maintain and update its emissions monitoring methodologies and data collection procedures to capture all the GHG emissions data required for ongoing compliance with the EPA’s mandatory GHG reporting rule. This rule is subject to a legal challenge that is pending in the D.C. Circuit Court. Alliant Energy’s, IPL’s and WPL’s annual 2010 emissions, in terms of total mass of CO2e, as reported to the EPA for electric utility and natural gas distribution operations, were as follows (in millions):

	Alliant Energy		IPL		WPL
	Tons	Metric Tons	Tons	Metric Tons	Tons	Metric Tons
CO2e emissions (a)	29.8	27.1	13.4	12.2	16.4	14.9

(a)	CO2e emissions reported to the EPA represent all emissions from the facilities operated by IPL and WPL and do not reflect their share of co-owned facilities operated by other companies.

EPA NSPS for GHG Emissions from Electric Utilities - In 2010, the EPA announced the future issuance of GHG standards for electric utilities under the CAA. The GHG emission limits are to be established as NSPS for new and existing fossil-fueled EGUs. The EPA entered a settlement agreement that required the issuance of proposed regulations for new and existing power plants by July 26, 2011 and final regulations no later than May 26, 2012. The EPA announced the issuance of proposed regulations will be delayed for existing EGUs, but has not yet established a new schedule. The EPA proposed rule for new EGUs is also delayed, and is expected to be issued in the first quarter of 2012. For existing EGUs, the NSPS issued by the EPA is expected to include emission guidelines that states must use to develop plans for reducing EGU GHG emissions. The guidelines will be established based on demonstrated controls, GHG emission reductions, costs and expected timeframes for installation and compliance. Under existing EPA regulations, states must submit their plans to the EPA within nine months after publication of the guidelines unless the EPA sets a different schedule. States have the ability to apply less or more stringent standards, or longer or shorter compliance schedules. The schedule for compliance with these rules has not yet been established. The implications of the EPA’s NSPS rule for GHG emissions from EGUs are highly uncertain, including the nature of required emissions controls and compliance timeline for mandating reductions of GHGs. Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

EPA GHG Tailoring Rule - In 2010, the EPA issued the GHG Tailoring Rule, which became effective on Jan. 2, 2011. The rule establishes a GHG emissions threshold for major sources under the PSD Construction Permit and Title V Operation Permit programs at 100,000 tons per year (tpy) of CO2e. The rule also establishes a threshold for what will be considered a significant increase in GHG emissions. New major sources and significantly modified existing sources of GHG will be required to obtain PSD construction permits that demonstrate BACT emissions measures to minimize GHG emissions. The rule establishes a phased-in implementation schedule for compliance with these GHG permitting requirements. Through June 2011, GHG requirements only applied to sources that were already required to obtain CAA permits for other (non-GHG) pollutants. Effective July 2011, GHG requirements apply to all new major sources and modifications at existing major sources that increase GHG emissions by at least 75,000 tpy for CO2e. The rule is subject to a legal challenge that is pending in the D.C. Circuit Court. The implications of the EPA’s GHG Tailoring Rule are highly uncertain, and Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact on their financial condition or results of operations, but expect that expenditures to comply with these regulations to reduce GHG emissions could be significant.

Other Environmental Matters - IPL and the Sierra Club have initiated discussions regarding various utility-related environmental issues associated with IPL’s Iowa operations. Alliant Energy and IPL are currently unable to predict with certainty the outcome of these discussions and their impact on their financial condition or results of operations.

Refer to Note 13(d) of the “Combined Notes to Consolidated Financial Statements,” Item 1 Business, “Strategic Overview” and “Liquidity and Capital Resources - Cash Flows - Investing Activities - Construction and Acquisition Expenditures” for further discussion of environmental matters.

LEGISLATIVE MATTERS

Recent Legislative Developments -

Wisconsin Tax Legislation - In June 2011, Act 32 was enacted. The most significant provisions of Act 32 for Alliant Energy relate to utilization of Wisconsin state net operating losses and WPL’s contributions to the Focus on Energy Program.

Utilization of Wisconsin State Net Operating Losses - Act 32 authorizes combined groups to share net operating loss carryforwards that were incurred by group members prior to Jan. 1, 2009 and utilize these shared net operating losses to offset future taxable income over 20 years beginning after Dec. 31, 2011. Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” for additional details of the financial impacts of Act 32 including $19 million of income tax benefits recognized by Alliant Energy in 2011 from the reversal of previously recorded deferred tax asset valuation allowances.

Focus on Energy Program - Act 32 prohibits the PSCW from requiring any energy utility to spend more than 1.2% of its annual retail utility revenues on energy efficiency and renewable resource programs effective Jan. 1, 2012. Focus on Energy works with eligible Wisconsin residents and businesses to finance and install energy efficiency and renewable energy equipment. Contributions to Focus on Energy are recovered from WPL’s retail customers through base rates.

Federal Tax Legislation -

Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) - In 2010, the SBJA and the Act were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL were provisions related to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through Dec. 31, 2012. Based on capital projects placed into service in 2010, Alliant Energy claimed bonus depreciation deductions on its 2010 U.S. federal income tax return of $508 million (includes $227 million for IPL and $272 million for WPL). Based on capital projects placed into service in 2011, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its 2011 U.S. federal income tax return will be approximately $572 million (includes $194 million for IPL and $334 million for WPL). Alliant Energy, IPL and WPL are currently unable to estimate their bonus depreciation deductions to be claimed on their 2012 U.S. federal income tax return but believe bonus depreciation deductions will likely contribute to an annual federal net operating loss in 2012. Alliant Energy’s federal net operating losses carryforwards are currently expected to offset future federal taxable income through 2014 resulting in minimal federal cash tax payments to the IRS by Alliant Energy, IPL and WPL through 2014. Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” for further discussion of the SBJA and the Act.

NDAA - In December 2011, the NDAA was enacted. The most significant provision of the NDAA for Alliant Energy, IPL and WPL eliminates a negative impact for regulated utilities that elect the cash grant for renewable energy projects. Prior to the enactment of NDAA, if a regulated utility elected the cash grant incentive for a renewable energy project, the utility was required to provide the benefits from the cash grant to their customers over the regulatory life of the related project assets or incur a tax normalization violation. As a result of the enactment of NDAA, utilities are no longer subject to a tax normalization violation if they provide the benefits of the cash grant incentive to their customers over a shorter time period than the regulatory life of the project assets. This provision of the NDAA can be applied retroactively to renewable energy projects placed into service since 2009. As a result of the enactment of NDAA, Alliant Energy, IPL and WPL are currently evaluating their options for government incentive elections for IPL’s Whispering Willow - East wind project and WPL’s Bent Tree - Phase I wind project. Refer to “Other Future Considerations - Government Incentives for Wind Projects” for additional information on government incentives for wind projects impacted by the NDAA.

Federal Pipeline Safety Act - In January 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (Pipeline Act) was enacted. The legislation includes, but is not limited to, provisions to increase civil penalties for violations of federal oil and gas pipeline safety laws, to enhance state damage prevention programs, to authorize more oil and gas pipeline inspectors, and to implement stronger safety standards, including automatic or remotely controlled shut-off valves on new or replaced oil and gas transmission pipelines. Alliant Energy, IPL and WPL currently do not believe the Pipeline Act will have a significant impact on their financial condition and results of operations.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - “Executive Summary” provides an overview of Alliant Energy’s 2011, 2010 and 2009 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s 2011, 2010 and 2009 earnings are discussed below.

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

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2011	2010	(a)	2009	(b)	2011	2010	(a)	2009	(b)
Residential	$985.8	$1,001.5	(2%)	$868.6	15%	7,740	7,836	(1%)	7,532	4%
Commercial	612.1	619.0	(1%)	556.8	11%	6,253	6,219	1%	6,108	2%
Industrial	748.9	762.8	(2%)	710.7	7%	11,504	11,213	3%	10,948	2%

Retail subtotal	2,346.8	2,383.3	(2%)	2,136.1	12%	25,497	25,268	1%	24,588	3%
Sales for resale:
Wholesale	189.8	196.8	(4%)	190.1	4%	3,372	3,325	1%	3,251	2%
Bulk power and other	52.2	44.1	18%	98.3	(55%)	1,757	1,378	28%	2,583	(47%)
Other	47.0	50.0	(6%)	51.4	(3%)	151	153	(1%)	155	(1%)

Total revenues/sales	2,635.8	2,674.2	(1%)	2,475.9	8%	30,777	30,124	2%	30,577	(1%)

Electric production fuel expense	428.3	387.9	10%	388.5	—
Energy purchases expense	336.2	431.3	(22%)	502.9	(14%)
Purchased electric capacity expense	257.2	279.7	(8%)	281.1	—

Margins	$1,614.1	$1,575.3	2%	$1,303.4	21%

(a)	Reflects the % change from 2010 to 2011. (b) Reflects the % change from 2009 to 2010.

2011 vs. 2010 Summary - Electric margins increased $39 million, or 2%, primarily due to the impact of base retail rate increases (excluding fuel cost recoveries and transmission rider) at IPL and WPL, which increased electric revenues by $71 million in 2011. Other increases to electric margins included $21 million of lower purchased electric capacity expenses at WPL related to the Kewaunee PPA, higher revenues at IPL related to changes in recovery mechanisms for transmission costs due to the implementation of the transmission rider in 2011, an estimated $4 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories and a 3% increase in industrial sales volumes. Estimated increases to Alliant Energy’s electric margins from the impacts of weather in 2011 and 2010 were $29 million and $25 million, respectively. These items were partially offset by credits on Iowa retail electric customers’ bills in 2011 resulting from the implementation of the tax benefit rider, which decreased IPL’s electric revenues by $61 million in 2011, the impact of a wholesale formula rate change, which increased WPL’s electric revenues by $4 million in 2010, $4 million of lower energy conservation revenues at IPL, $3 million of higher purchased power electric capacity expenses at IPL related to the DAEC PPA, $2 million of SO2 emission allowance charges allocated to IPL’s electric business in 2011 and a decrease in weather-normalized residential sales volumes. The reduction in revenues from IPL’s tax benefit rider has a corresponding reduction in income taxes that resulted in no impact to Alliant Energy’s net income for 2011. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses included in other operation and maintenance expenses.

2010 vs. 2009 Summary - Electric margins increased $272 million, or 21% in 2010, primarily due to the impact of base retail rate increases (excluding fuel cost recoveries) at IPL and WPL, which increased electric revenues by $213 million in 2010, an estimated $64 million increase in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities, $12 million of higher energy conservation revenues at IPL, $7 million of lower purchased electric capacity expenses at WPL related to the RockGen Energy Center (RockGen) PPA, which terminated in May 2009, and increased rates charged to WPL’s wholesale customers including the impact of a wholesale formula rate change, which increased electric revenues at WPL by $4 million in 2010. Estimated increases (decreases) to Alliant Energy’s electric margins from the impacts of weather in 2010 and 2009 were $25 million and ($39) million (including $3 million of losses from weather derivatives in 2009), respectively. These items were partially offset by an $11 million reduction in electric margins from changes in the recovery of electric production fuel and energy purchase expenses at WPL, reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009, a $4 million regulatory-related credit recorded by IPL in 2009 related to the IUB’s approval to recover electric capacity expenses incurred in 2008 related to the severe flooding and $3 million of higher purchased electric capacity expenses related to the DAEC PPA.

Base Retail Rate Increases - Increases to Alliant Energy’s electric revenues from the impacts of base retail rate increases (excluding fuel cost recoveries and transmission rider, and net of any reserves for rate refunds) were as follows (dollars in millions):

Retail Base Rate Cases	Effective Date	2011 vs. 2010 Revenue Increases	2010 vs. 2009 Revenue Increases
WPL’s Wisconsin 2011 Test Year	Jan. 1, 2011	$38	$—
IPL’s Iowa 2009 Test Year	March 20, 2010	26	96
IPL’s Minnesota 2009 Test Year	July 6, 2010	7	5
WPL’s Wisconsin 2010 Test Year	Jan. 1, 2010	—	94
IPL’s Iowa 2008 Test Year	March 27, 2009	—	18

		$71	$213

Refer to “Rate Matters” for additional information relating to these retail electric rate increases and a potential retail electric rate filing by WPL in 2012.

Weather Conditions -

Alliant Energy’s electric sales demand is seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning usage by its residential, commercial and wholesale customers. Cooling degree days (CDD) data is used to measure the variability of temperatures during summer months and is correlated with electric sales demand. Heating degree days (HDD) data is used to measure the variability of temperatures during winter months and is correlated with electric and gas sales demand. Refer to “Utility Gas Margins - Weather Conditions” for details regarding HDD in Alliant Energy’s service territories. CDD in Alliant Energy’s service territories were as follows:

	Actual
	2011	2010	2009	Normal (a)
CDD (a):
Cedar Rapids, Iowa (IPL)	887	923	406	736
Madison, Wisconsin (WPL)	814	829	368	614

(a)	CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense increased $40 million, or 10% in 2011 and decreased $1 million in 2010. The 2011 increase was primarily due to higher coal volumes burned at its generating facilities resulting from increased generation needed to serve the higher electricity demand in 2011 and higher delivered coal prices. The 2010 decrease was primarily due to lower costs of natural gas swap contracts used to mitigate pricing volatility for fuel used to supply IPL’s Emery Generating Station, substantially offset by higher coal volumes burned at its generating facilities resulting from increased generation needed to serve the higher electricity demand in 2010. Alliant Energy’s energy purchases expense decreased $95 million, or 22%, and $72 million, or 14%, in 2011 and 2010, respectively. The 2011 decrease was primarily due to lower energy prices. The 2010 decrease was primarily due to lower energy prices and lower energy volumes purchased resulting from the higher MISO dispatch of Alliant Energy’s generating facilities in 2010. The impact of the changes in energy volumes purchased were largely offset by the impact of changes in electricity volumes generated from Alliant Energy’s generating facilities and changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred in 2011 and 2010 were higher than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $4 million and $3 million in 2011 and 2010, respectively. WPL’s retail fuel-related costs incurred in 2009 were lower than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $8 million in 2009.

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

Purchased Electric Capacity Expense - Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. Details of purchased electric capacity expense included in the utility electric margins table above were as follows (in millions):

	2011	2010	2009
DAEC PPA (IPL)	$146	$143	$140
Riverside PPA (WPL)	59	58	57
Kewaunee PPA (WPL)	51	72	74
RockGen PPA (WPL) (Expired May 2009)	—	—	7
Other	1	7	3

	$257	$280	$281

At Dec. 31, 2011, the future estimated purchased electric capacity expense related to the DAEC (expires in 2014), Kewaunee (expires in 2013) and Riverside (expires in 2013) PPAs were as follows (in millions):

	2012	2013	2014	Total
DAEC PPA (IPL)	$152	$154	$28	$334
Kewaunee PPA (WPL)	59	62	—	121
Riverside PPA (WPL) (a)	59	17	—	76

	$270	$233	$28	$531

(a)	In November 2011, WPL filed a CA with the PSCW for the purchase of Riverside in the fourth quarter of 2012. A decision from the PSCW is expected in April 2012. If Riverside is purchased in the fourth quarter of 2012, capacity payments scheduled for 2013 will not occur.

Sales Trends - Retail sales volumes increased 1% and 3% in 2011 and 2010, respectively. The 2011 increase was primarily due to higher usage per customer caused by weather conditions in Alliant Energy’s service territories and higher sales to industrial customers driven by increased production requirements. These items were largely offset by a decrease in weather-normalized residential sales volumes. Alliant Energy believes the decrease in weather-normalized residential sales volumes is largely due to energy efficiency improvements implemented by customers and changes in customer’s usage patterns driven by economic challenges. The 2010 increase was primarily due to higher usage per customer caused by changes in weather and economic conditions in Alliant Energy’s service territories in 2010 compared to 2009, partially offset by reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009.

Wholesale sales volumes increased 1% and 2% in 2011and 2010, respectively, primarily due to the impact of weather conditions and changes in sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

Bulk power and other revenue changes were largely due to changes in sales in the wholesale energy markets operated by MISO and PJM Interconnection, LLC. These changes are impacted by several factors including the availability of Alliant Energy’s generating facilities and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs and therefore did not have a significant impact on electric margins.

Alliant Energy, IPL and WPL are currently expecting relatively flat weather-normalized retail electric sales in 2012 compared to 2011. This is driven largely by low customer growth and continuing slow economic growth.

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

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2011	2010	(a)	2009	(b)	2011	2010	(a)	2009	(b)
Residential	$269.7	$273.7	(1%)	$290.8	(6%)	26,891	27,128	(1%)	27,711	(2%)
Commercial	155.1	154.2	1%	174.7	(12%)	19,271	18,691	3%	20,725	(10%)
Industrial	24.5	27.3	(10%)	30.7	(11%)	3,848	4,158	(7%)	4,558	(9%)

Retail subtotal	449.3	455.2	(1%)	496.2	(8%)	50,010	49,977	—	52,994	(6%)
Interdepartmental	1.1	1.5	(27%)	4.9	(69%)	887	887	—	938	(5%)
Transportation/other	26.3	23.9	10%	24.2	(1%)	51,323	49,521	4%	53,580	(8%)

Total revenues/sales	476.7	480.6	(1%)	525.3	(9%)	102,220	100,385	2%	107,512	(7%)

Cost of gas sold	295.2	304.0	(3%)	347.9	(13%)

Margins	$181.5	$176.6	3%	$177.4	—

(a)	Reflects the % change from 2010 to 2011. (b) Reflects the % change from 2009 to 2010.

2011 vs. 2010 Summary - Gas margins increased $5 million, or 3%, in 2011 primarily due to $4 million of higher energy conservation revenues at IPL. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses in 2011.

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

Natural Gas Cost Recoveries - In 2011 and 2010, Alliant Energy’s cost of gas sold decreased $9 million, or 3%, and $44 million, or 13%, respectively. The 2011 and 2010 decreases were primarily due to a decrease in natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins. Refer to Note 1(h) of the “Combined Notes to Consolidated Financial Statements” for additional information relating to natural gas cost recoveries.

Weather Conditions -

Alliant Energy’s gas sales demand follows a seasonal pattern with an annual base load of gas and a large heating peak occurring during the winter season. HDD data is used to measure the variability of temperatures during winter months and is correlated with gas sales demand. HDD in Alliant Energy’s service territories were as follows:

	Actual
	2011	2010	2009	Normal (a)
HDD (a):
Cedar Rapids, Iowa (IPL)	6,745	6,868	7,074	6,763
Madison, Wisconsin (WPL)	6,992	6,798	7,356	7,083

(a)	HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Refer to “Rate Matters” for discussion of WPL’s gas rate increase and potential retail gas rate filings by IPL and WPL in 2012.

Utility Other Revenues -

2010 vs. 2009 Summary - Other revenues for the utilities decreased $28 million in 2010, primarily due to lower steam revenues at IPL and lower revenues from other energy-related products and services. Steam revenues decreased by $15 million in 2010 primarily due to IPL’s discontinuance of steam service to the portion of its steam customers located in downtown Cedar Rapids, Iowa. Changes in utility other revenues were largely offset by related changes in utility other operation and maintenance expenses.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues were as follows (in millions):

	2011	2010	2009
RMT	$444	$154	$294
Transportation	47	42	35
Other	—	1	4

	$491	$197	$333

2011 vs. 2010 Summary - The increased RMT revenues were primarily caused by increased demand for construction management services for large wind and solar projects in 2011. These increases in revenues were more than offset by higher costs incurred by RMT, which are included in non-regulated operation and maintenance expenses discussed below. The higher revenues from increased demand for construction management services for large renewable projects were partially offset by lower revenues from RMT’s environmental consulting and engineering business unit, which was sold in June 2011. In February 2012, Alliant Energy announced plans to sell RMT’s remaining renewable energy services business unit in 2012.

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

Electric Transmission Service Expenses -

2011 vs. 2010 Summary - Alliant Energy’s electric transmission service expense for the utilities increased $44 million in 2011, primarily due to higher transmission costs at IPL related to transmission services from ITC. The electric transmission service costs billed by ITC to IPL were $11 million higher in 2011 than those billed by ITC to IPL in 2010. In addition, deferrals and regulatory liability offsets approved by the IUB to reduce transmission service expenses were lower in 2011 compared to 2010 resulting in higher transmission service expense at IPL in 2011. In 2010, IPL deferred $41 million of electric transmission expenses related to the Iowa retail portion of 2008 under-recovered costs billed to IPL by ITC. IPL also utilized $4 million of regulatory liabilities to offset a portion of the Iowa retail electric transmission service expenses incurred in 2010. IPL utilized $19 million of regulatory liabilities to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL by ITC in 2011. Excluding the impact of these deferrals and regulatory liability offsets, IPL’s electric transmission service costs from ITC increased $37 million in 2011. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through a transmission rider that was approved by the IUB in January 2011.

2010 vs. 2009 Summary - Alliant Energy’s electric transmission service expenses for the utilities increased $54 million in 2010, primarily due to higher transmission service costs billed to IPL by ITC and increased transmission rates billed to WPL by ATC. Electric transmission service expenses billed to IPL by ITC increased by $86 million in 2010, primarily due to increased transmission rates effective in January 2010 and higher monthly peak demands in 2010 compared to 2009. This item was partially offset by IPL’s deferral of $41 million of costs incurred in 2010, in accordance with an IUB order issued in January 2010. The IUB’s order authorized IPL to defer these transmission costs in 2010 and to amortize these deferred costs over a five-year period ending in 2014 with an equal and offsetting amortization of IPL’s regulatory liability associated with the 2007 gain on its sale of electric transmission assets to ITC.

Refer to “Rate Matters” for additional discussion of the transmission rider approved by the IUB in January 2011. Refer to “Other Matters - Other Future Considerations” for discussion of 2012 transmission rates proposed by ITC. Refer to Notes 1(b) and 1(h) of the “Combined Notes to Consolidated Financial Statements” for additional information relating to recovery of electric transmission service expenses.

Utility Other Operation and Maintenance Expenses - Alliant Energy’s other operation and maintenance expenses for the utilities increased $13 million and $18 million for 2011 and 2010, respectively, due to the following reasons (amounts represent variances between periods in millions):

	Alliant Energy	IPL	WPL
2011 vs. 2010 Summary:
Regulatory-related charges and (credits) from IPL’s Minnesota electric rate case order recorded in 2011 (a)	$11	$11	$—
Additional benefits costs for Cash Balance Plan amendment in 2011 (b)	10	6	4
Regulatory asset impairments in 2011 (c)	9	2	7
Higher wind turbine operation and maintenance expenses at WPL (d)	7	—	7
Wind site impairment charge at WPL in 2011 (e)	5	—	5
Higher energy conservation cost recovery amortizations at WPL (f)	3	—	3
SO2 emission allowance charges allocated to IPL’s steam business in 2011 (g)	2	2	—
Regulatory-related charges and (credits) from IPL’s Iowa electric rate case order recorded in 2010 (a)	(20)	(20)	—
Lower other postretirement benefits costs (h)	(10)	(6)	(4)
Restructuring charges in 2010 (i)	(4)	(2)	(2)
Asset impairment in 2010 related to Sixth Street (j)	(4)	(4)	—
Other	4	1	3

	$13	($10)	$23

	Alliant Energy	IPL	WPL
2010 vs. 2009 Summary:
Higher incentive-related compensation expenses (k)	$29	$17	$12
Regulatory-related charges and (credits) from IPL’s Iowa electric rate case order recorded in 2010 (a)	20	20	—
Higher energy conservation expenses at IPL (l)	14	14	—
Deferral of retail pension and benefits costs in 2009 at WPL (m)	12	—	12
Higher wind turbine operation and maintenance expenses at IPL (n)	9	9	—
Higher electric generation maintenance expenses at IPL (o)	6	6	—
Restructuring charges in 2010 (i)	4	2	2
Asset impairment in 2010 related to Sixth Street (j)	4	4	—
Regulatory-related credits in 2009 related to 2008 flood costs (p)	4	4	—
Lower pension and other postretirement benefits costs (h)	(16)	(9)	(7)
Lower steam fuel, operation and maintenance expenses at IPL (q)	(16)	(16)	—
Restructuring charges in 2009 (i)	(11)	(4)	(7)
Regulatory-related charges in 2009 related to Nelson Dewey #3 project (p)	(11)	—	(11)
Incremental expenses incurred in 2009 related to severe flooding (r)	(7)	(7)	—
Lower bad debt expense at IPL (s)	(5)	(5)	—
Charges in 2009 related to a settlement with Sutherland #4 joint partners (t)	(4)	(4)	—
Loss contingency reserve for Cash Balance Plan lawsuit in 2009 (b)	(4)	(2)	(2)
Asset impairment in 2009 related to Sixth Street (j)	(4)	(4)	—
Other (includes lower expenses related to other energy-related products and services)	(6)	(6)	(1)

	$18	$19	($2)

(a)	Refer to Notes 1(b) and 1(e) of the “Combined Notes to Consolidated Financial Statements” for details of regulatory-related charges and credits incurred by Alliant Energy and IPL in 2011 due to the decisions by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year) and regulatory-related charges and credits incurred by Alliant Energy and IPL in 2010 due to the decisions by the IUB in IPL’s Iowa retail electric rate case (2009 test year).
(b)	Refer to Note 6(a) of the “Combined Notes to Consolidated Financial Statements” for details of the additional benefit costs incurred by Alliant Energy, IPL and WPL in 2011 resulting from an amendment to the Cash Balance Plan and refer to Note 13(b) of the “Combined Notes to Consolidated Financial Statements” for details of the Cash Balance Plan lawsuit.

(c)	Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for details of regulatory asset impairments incurred by Alliant Energy, IPL and WPL in 2011.
(d)	Alliant Energy and WPL started to incur operation and maintenance expenses to operate WPL’s Bent Tree - Phase I wind project in late 2010 when the wind project began generating electricity.
(e)	Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for details of the wind site impairment charge recorded by Alliant Energy and WPL in 2011.
(f)	WPL’s 2011 test year base retail electric rate case resulted in higher energy conservation cost recovery amortizations effective in January 2011.
(g)	Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for details of the SO2 emission allowance charges recorded by Alliant Energy and IPL in 2011.
(h)	Changes in pension and other postretirement benefits costs are largely based on changes in plan assets caused by contributions and returns on plan assets, changes in discount rates used to measure benefit obligations and plan amendments. An amendment to the defined benefit postretirement health care plans in 2011 resulted in lower other postretirement benefits costs in 2011. Increases in plan assets during 2009 resulted in lower pension and other postretirement benefits costs in 2010. Refer to Note 6(a) of the “Combined Notes to Consolidated Financial Statements” for further details. These variance amounts exclude the portion of pension and other postretirement benefits costs allocated to capital projects.
(i)	Resulting from the elimination of certain corporate and operations positions in 2010 and 2009.
(j)	Alliant Energy and IPL recognized a $4 million impairment in 2010 related to IPL’s Sixth Street electric assets as a result of a decision not to rebuild electric operations at Sixth Street. Alliant Energy and IPL recognized a $4 million impairment in 2009 related to IPL’s Sixth Street steam assets as a result of a decision not to rebuild steam operations at Sixth Street.
(k)	Incentive-related compensation expenses are largely based on the achievement of specific annual operational and financial performance measures compared to targets established within the incentive plans. Refer to “Other Matters - Other Future Considerations” and Note 6(b) of the “Combined Notes to Consolidated Financial Statements” for further details of incentive plans.
(l)	Changes in energy conservation expenses at Alliant Energy and IPL are largely offset by changes in energy conservation revenues at Alliant Energy and IPL.
(m)	In 2008, WPL received approval from the PSCW to defer the retail portion of pension and other postretirement benefits costs charged to other operation and maintenance expenses during 2009 in excess of $4 million. In 2009, WPL recognized a regulatory asset of $12 million for the deferred portion of these costs.
(n)	Alliant Energy and IPL started to incur operation and maintenance expenses to operate IPL’s Whispering Willow - East wind project in late 2009 when the wind project began generating electricity.
(o)	Changes in electric generation maintenance expenses were primarily due to the timing of planned maintenance outages.
(p)	Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for details of regulatory-related charges and credits incurred by Alliant Energy, IPL and WPL in 2009.
(q)	Lower steam fuel, operation and maintenance expenses resulted from discontinuance of steam service to the portion of IPL’s steam customers located in downtown Cedar Rapids and from additional costs incurred by Alliant Energy and IPL in early 2009 to operate the temporary steam generating systems used to resume service after Prairie Creek and Sixth Street were shut down due to severe flooding.
(r)	Alliant Energy and IPL incurred significant operating expenditures in 2009 required to restore operations impacted by the severe flooding in 2008 that were not reimbursed under Alliant Energy’s property insurance policy.
(s)	Lower bad debt expenses were largely due to improved economic conditions in IPL’s service territory during 2010.
(t)	Alliant Energy and IPL made $4 million of aggregate payments in 2009 to its joint partners in the Sutherland #4 project for a settlement agreement reached with them related to payments the joint partners incurred for Sutherland #4.

Alliant Energy, IPL and WPL currently expect utility other operations and maintenance expense to decrease in 2012 as compared to 2011 largely due to the full year realization of cost control initiatives implemented in 2011 including the elimination of certain corporate and operations positions and continued focus on cost controls and operational efficiencies in 2012. These items are expected to be partially offset by increases in retirement plan costs in 2012 as compared to 2011 (excluding the impacts of the Cash Balance Plan amendment in 2011), resulting from significant reductions in discount rates in 2011 and settlement losses expected in 2012 related to benefit payments for retired executives.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses were as follows (in millions):

	2011	2010	2009
RMT	$473	$150	$291
Transportation	20	17	17
Other (includes eliminations)	(2)	3	4

	$491	$170	$312

2011 vs. 2010 Summary - The increase in non-regulated operation and maintenance expenses at RMT was largely driven by higher construction management costs associated with the execution of large wind and solar projects in 2011 compared to 2010. RMT also experienced issues with certain of its subcontractors working on its solar projects in 2011. These issues led to schedule delays and abandonment of work by the original subcontractor and required RMT to hire additional subcontractors to complete the work. These actions resulted in significant additional costs included in RMT’s operation and maintenance expenses in 2011. The higher expenses from increased demand for construction management services for large renewable projects and the subcontractor issues noted above were partially offset by lower expenses from RMT’s environmental consulting and engineering business unit, which was sold in June 2011. In February 2012, Alliant Energy announced plans to sell RMT’s remaining renewable energy services business unit in 2012.

2010 vs. 2009 Summary - The RMT variance was largely driven by lower construction management costs associated with the execution of fewer large wind projects in 2010.

Depreciation and Amortization Expenses -

2011 vs. 2010 Summary - Depreciation and amortization expenses increased $33 million in 2011 primarily due to property additions, including $17 million of depreciation expense recognized in 2011 related to WPL’s Bent Tree - Phase I wind project, which began generating electricity in late 2010. Also contributing to the increase in 2011 was a depreciation adjustment recorded in 2010 at WPL, which is not anticipated to have a material impact on future periods.

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

Alliant Energy, IPL and WPL currently expect their depreciation expense to increase in 2012 as compared to 2011 due to property additions in 2011 and 2012 at IPL and WPL. Alliant Energy’s and IPL’s future depreciation expense is also expected to increase due to changes in IPL’s depreciation rates resulting from IPL’s most recent depreciation study filed with the MPUC in 2011.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

Interest Expense - Alliant Energy’s interest expense decreased $5 million and increased $8 million in 2011 and 2010, respectively, due to the following reasons (amounts represent variances between periods in millions):

	Alliant Energy	IPL	WPL
2011 vs. 2010 Summary:
Interest expense variances from certain issuances of long-term debt:
IPL’s $200 million of 3.65% senior debentures issued in August 2010	$5	$5	$—
WPL’s $150 million of 4.6% debentures issued in June 2010	3	—	3
IPL’s $150 million of 3.3% senior debentures issued in June 2010	2	2	—
Interest expense variances from certain reductions in long-term debt:
IPL’s $200 million of 6.75% senior debentures retired in September 2010	(10)	(10)	—
WPL’s $100 million of 7.625% debentures retired in March 2010	(1)	—	(1)
Other (Alliant Energy variance includes impact of $3 million of capitalized interest in 2011 for the Franklin County wind project)	(4)	(1)	(1)

	($5)	($4)	$1

	Alliant Energy	IPL	WPL
2010 vs. 2009 Summary:
Interest expense variances from certain issuances of long-term debt:
IPL’s $300 million of 6.25% senior debentures issued in July 2009	$10	$10	$—
Alliant Energy’s $250 million of 4% senior notes issued in October 2009	8	—	—
WPL’s $250 million of 5% debentures issued in July 2009	7	—	7
WPL’s $150 million of 4.6% debentures issued in June 2010	4	—	4
IPL’s $150 million of 3.3% senior debentures issued in June 2010	3	3	—
IPL’s $200 million of 3.65% senior debentures issued in August 2010	3	3	—
Interest expense variances from certain reductions in long-term debt:
Alliant Energy’s Exchangeable Senior Notes retired in 2009	(8)	—	—
WPL’s $100 million of 7.625% debentures retired in March 2010	(6)	—	(6)
IPL’s $135 million of 6.625% senior debentures retired in August 2009	(5)	(5)	—
IPL’s $200 million of 6.75% senior debentures retired in September 2010	(4)	(4)	—
Other	(4)	(1)	(1)

	$8	$6	$4

Refer to Note 9 of the “Combined Notes to Consolidated Financial Statements” for additional details of Alliant Energy’s, IPL’s and WPL’s debt.

Loss on Early Extinguishment of Debt - Refer to Note 9(b) of the “Combined Notes to Consolidated Financial Statements” for information on $203 million of pre-tax losses incurred in 2009 related to the repurchase of Alliant Energy’s Exchangeable Senior Notes due 2030.

AFUDC -

2011 vs. 2010 Summary - AFUDC decreased $6 million in 2011 primarily due to $10 million of AFUDC recognized in 2010 for WPL’s Bent Tree - Phase I wind project. This item was partially offset by $3 million of AFUDC recognized in 2011 for WPL’s Edgewater Unit 5 emission controls project.

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

Alliant Energy, IPL and WPL currently expect AFUDC to increase in 2012 compared to 2011 primarily due to expected increased levels of CWIP balances in 2012 at IPL and WPL related to large construction projects at IPL’s Ottumwa Generating Station and WPL’s Columbia Units 1 and 2, and Edgewater Unit 5. Refer to “Liquidity and Capital Resources - Construction and Acquisition Expenditures” for details regarding anticipated construction expenditures by Alliant Energy, IPL and WPL for 2012 through 2015.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 14.7%, 32.0% and (7.8%) for 2011, 2010 and 2009, respectively. Details of the effective income tax rates were as follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
IPL’s tax benefit rider implemented in February 2011	(9.6)	—	—
Production tax credits	(7.2)	(2.5)	(3.9)
Wisconsin Tax Legislation enacted in June 2011	(5.0)	—	—
Effect of rate making on property related differences	(2.2)	(4.3)	(4.8)
Federal Health Care Legislation enacted in March 2010	—	1.6	—
IRS audit completed in September 2010	—	(1.4)	—
State filing changes due to Wisconsin Senate Bill 62 (SB 62) enacted in February 2009	—	—	(33.8)
Other items, net	3.7	3.6	(0.3)

Overall income tax rate	14.7%	32.0%	(7.8%)

2011 vs. 2010 Summary - The decrease in the effective income tax rate for Alliant Energy’s continuing operations was primarily related to the impact of $36 million of income tax benefits related to IPL’s tax benefit rider that began in 2011 and the reversal of $19 million of valuation allowances in 2011 due to passage of Wisconsin Tax Legislation, which changed the ability of companies to use prior net operating losses. In addition, WPL had $16 million of higher production tax credits benefits in 2011 due to WPL’s Bent Tree - Phase I wind project, which began generating electricity in late 2010, and increased electricity generated from IPL’s Whispering Willow - East wind project primarily due to fewer transmission constraints in 2011 and $7 million of income tax expense recognized in 2010 related to the impacts of the Federal Health Care Legislation, which is expected to reduce Alliant Energy’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. These items were partially offset by higher state income taxes at IPL related to property related differences for which Iowa deferred tax is not recorded in the income statement pursuant to Iowa rate making principles, and $7 million of income tax benefits recorded in 2010 related to the impact of the IRS completing audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008.

2010 vs. 2009 Summary - The increase in the effective income tax rate for Alliant Energy’s continuing operations was primarily due to $40 million of income tax benefits recognized in 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. The increase in the effective tax rate was also due to $7 million of income tax expense recognized in 2010 related to the impacts of the Federal Health Care Legislation, which is expected to reduce Alliant Energy’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. These items were partially offset by lower state income taxes at IPL related to property related differences for which Iowa deferred tax is not recorded in the income statement pursuant to Iowa rate making principles and $7 million of income tax benefits recorded in 2010 related to the impact of the IRS completing audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008.

Refer to Note 5 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of an IRS audit completed in 2010, IPL’s tax benefit rider implemented in 2011, production tax credits, Wisconsin Tax Legislation enacted in 2011, tax effect of rate making on property related differences at IPL, Federal Health Care Legislation enacted in 2010 and state filing changes due to SB 62 enacted in 2009. Refer to “Critical Accounting Policies and Estimates - Income Taxes” for discussion of possible changes to state apportionment projections resulting from Alliant Energy’s decision in February 2012 to sell RMT. Refer to “Other Matters - Other Future Considerations” for discussion of possible impacts to Alliant Energy’s future income taxes resulting from IPL’s tax benefit rider, trends in IPL’s and WPL’s production tax credits and a re-evaluation currently underway of different options for wind project incentives due to a recent law change.

Income (Loss) from Discontinued Operations, Net of Tax - Refer to Note 18 of the “Combined Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL’S RESULTS OF OPERATIONS

Overview - Earnings available for common stock decreased $4 million and $10 million in 2011 and 2010, respectively. The 2011 decrease was primarily due to higher electric transmission service expenses, net of recoveries, higher state income taxes at IPL related to property related differences for which Iowa deferred tax is not recorded in the income statement due to Iowa rate making principles and income tax benefits recognized in 2010 related to the completion of an IRS audit. These items were partially offset by the impact of base retail electric rate increases (excluding fuel cost recoveries and transmission rider) from the Iowa and Minnesota 2009 test year base rate cases and lower net regulatory-related charges and credits from such base rate case decisions. The 2010 decrease was primarily due to higher electric transmission rates billed from ITC, depreciation and maintenance expenses recognized for the Whispering Willow - East wind project in 2010, AFUDC recognized on the Whispering Willow - East wind project in 2009, regulatory-related charges recorded in 2010 related to decisions from the Iowa 2009 test year base rate case and a higher effective income tax rate. These items were partially offset by the impact of the base electric retail rate increases effective in 2010 and higher electric sales in 2010 compared to 2009 caused by weather conditions in IPL’s service territory.

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

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2011	2010	(a)	2009	(b)	2011	2010	(a)	2009	(b)
Residential	$543.2	$561.9	(3%)	$478.9	17%	4,223	4,295	(2%)	4,113	4%
Commercial	366.0	378.7	(3%)	336.8	12%	3,953	3,944	—	3,851	2%
Industrial	415.4	441.9	(6%)	412.5	7%	7,080	6,961	2%	6,829	2%

Retail subtotal	1,324.6	1,382.5	(4%)	1,228.2	13%	15,256	15,200	—	14,793	3%
Sales for resale:
Wholesale	29.6	29.8	(1%)	23.5	27%	417	425	(2%)	403	5%
Bulk power and other	24.6	23.5	5%	37.3	(37%)	729	683	7%	901	(24%)
Other	29.5	28.5	4%	26.6	7%	84	83	1%	84	(1%)

Total revenues/sales	1,408.3	1,464.3	(4%)	1,315.6	11%	16,486	16,391	1%	16,181	1%

Electric production fuel expense	230.9	216.2	7%	227.9	(5%)
Energy purchases expense	152.2	201.8	(25%)	212.2	(5%)
Purchased electric capacity expense	147.7	145.0	2%	136.5	6%

Margins	$877.5	$901.3	(3%)	$739.0	22%

(a)	Reflects the % change from 2010 to 2011. (b) Reflects the % change from 2009 to 2010.

2011 vs. 2010 Summary - Electric margins decreased $24 million, or 3%, primarily due to credits on Iowa retail electric customers’ bills in 2011 resulting from the implementation of the tax benefit rider, which decreased IPL’s electric revenues by $61 million in 2011. Other decreases to electric margins included $4 million of lower energy conservation revenues, $3 million of higher purchased power electric capacity expenses at IPL related to the DAEC PPA, $2 million of SO2 emission allowance charges allocated to IPL’s electric business in 2011 and a decrease in weather-normalized residential sales volumes. The reduction in revenues from IPL’s tax benefit rider has a corresponding reduction in income taxes that resulted in no impact to IPL’s net income for 2011. These items were partially offset by the impact of base retail rate increases (excluding fuel cost recoveries and transmission rider) from the Iowa and Minnesota 2009 test year base rate cases, which increased IPL’s electric revenues by $33 million in aggregate in 2011, higher revenues at IPL related to changes in recovery mechanisms for transmission costs due to the implementation of the transmission rider in 2011, an estimated $2 million increase in electric margins from changes in sales caused by weather conditions in IPL’s service territory and a 2% increase in industrial sales volumes. Estimated increases to IPL’s electric margins from the impacts of weather in 2011 and 2010 were $16 million and $14 million, respectively. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses included in other operation and maintenance expenses.

2010 vs. 2009 Summary - Electric margins increased $162 million, or 22% in 2010, primarily due to the impact of base retail rate increases (excluding fuel cost recoveries) from the Iowa 2008 and 2009 test year base rate cases and Minnesota 2009 test year base rate case, which increased IPL’s electric revenues by $119 million in aggregate in 2010, an estimated $41 million increase in electric margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities and $12 million of higher energy conservation revenues. Estimated increases (decreases) to IPL’s electric margins from the impacts of weather in 2010 and 2009 were $14 million and ($27) million (including $2 million of losses from weather derivatives in 2009), respectively. These items were partially offset by reduced sales to two of IPL’s larger industrial customers who transitioned to their own cogeneration facilities in 2009, a $4 million regulatory-related credit recorded by IPL in 2009 related to IUB approval to recover electric capacity expenses incurred in 2008 related to the severe flooding and $3 million of higher purchased electric capacity expenses related to the DAEC PPA.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for additional discussion of IPL’s base retail electric rate increases, CDD data in IPL’s service territory, IPL’s recoveries of electric production fuel and energy purchases expenses, IPL’s purchased electric capacity expenses, IPL’s sales trends and IPL’s wholesale energy market transactions. Refer to “Rate Matters” for details of IPL’s retail electric rate filings and IPL’s rate freeze for base rates charged to its Iowa electric retail customers through 2013.

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

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2011	2010	(a)	2009	(b)	2011	2010	(a)	2009	(b)
Residential	$155.2	$155.6	—	$168.6	(8%)	15,660	15,923	(2%)	16,072	(1%)
Commercial	87.8	88.4	(1%)	100.8	(12%)	10,677	10,596	1%	11,451	(7%)
Industrial	19.0	18.4	3%	25.0	(26%)	3,023	2,869	5%	3,787	(24%)

Retail subtotal	262.0	262.4	—	294.4	(11%)	29,360	29,388	—	31,310	(6%)
Interdepartmental	0.7	1.0	(30%)	2.9	(66%)	116	148	(22%)	474	(69%)
Transportation/other	13.6	10.9	25%	11.5	(5%)	27,604	27,923	(1%)	29,924	(7%)

Total revenues/sales	276.3	274.3	1%	308.8	(11%)	57,080	57,459	(1%)	61,708	(7%)

Cost of gas sold	175.6	178.7	(2%)	209.8	(15%)

Margins	$100.7	$95.6	5%	$99.0	(3%)

(a)	Reflects the % change from 2010 to 2011. (b) Reflects the % change from 2009 to 2010.

2011 vs. 2010 Summary - Gas margins increased $5 million, or 5%, in 2011, primarily due to $4 million of higher energy conservation revenues. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses included in other operation and maintenance expenses.

2010 vs. 2009 Summary - Gas margins decreased $3 million, or 3% in 2010, primarily due to a 6% decrease in retail sales volumes. The decrease in retail sales volumes was largely due to lower gas required by IPL’s agricultural customers to dry grain in 2010.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for HDD data in IPL’s service territory and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs. Refer to “Rate Matters” for discussion of a potential retail gas rate filing in 2012.

Steam and Other Revenues -

2010 vs. 2009 Summary - Steam and other revenues decreased $26 million in 2010, primarily due to lower steam revenues and lower revenues from other energy-related products and services. Steam revenues decreased by $15 million in 2010, primarily due to IPL’s discontinuance of steam service to the portion of its steam customers located in downtown Cedar Rapids. Changes in steam and other revenues are largely offset by related changes in operating expenses.

Electric Transmission Service Expenses -

2011 vs. 2010 Summary - Electric transmission service expense increased $40 million in 2011, primarily due to higher transmission costs related to transmission services from ITC. The electric transmission service costs billed by ITC to IPL were $11 million higher in 2011 than those billed by ITC to IPL in 2010. In addition, deferrals and regulatory liability offsets approved by the IUB to reduce transmission service expenses were lower in 2011 compared to 2010 resulting in higher transmission service expense at IPL in 2011. In 2010, IPL deferred $41 million of electric transmission expenses related to the Iowa retail portion of 2008 under-recovered costs billed to IPL by ITC. IPL also utilized $4 million of regulatory liabilities to offset a portion of the Iowa retail electric transmission service expenses incurred in 2010. IPL utilized $19 million of regulatory liabilities to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL by ITC in 2011. Excluding the impact of these deferrals and regulatory liability offsets, IPL’s electric transmission service costs from ITC increased $37 million in 2011. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through a transmission cost rider that was approved by the IUB in January 2011.

2010 vs. 2009 Summary - Electric transmission service expense increased $48 million in 2010, primarily due to higher transmission service costs billed to IPL by ITC. Electric transmission service expenses billed to IPL by ITC increased by $86 million in 2010, primarily due to increased transmission rates effective in January 2010 and higher monthly peak demands in 2010 compared to 2009. This item was partially offset by IPL’s deferral of $41 million of costs incurred in 2010 in accordance with an IUB order issued in January 2010. The IUB’s order authorized IPL to defer these transmission costs billed to IPL by ITC during 2010 and to amortize these deferred costs over a five-year period ending in 2014 with an equal and offsetting amortization of IPL’s regulatory liability associated with the 2007 gain on its sale of electric transmission assets to ITC.

Refer to “Rate Matters” for additional discussion of the transmission rider approved by the IUB in January 2011. Refer to “Other Matters - Other Future Considerations” for discussion of 2012 transmission rates proposed by ITC. Refer to Notes 1(b) and 1(h) of the “Combined Notes to Consolidated Financial Statements” for additional information relating to recovery of electric transmission service expenses.

Other Operation and Maintenance Expenses -

2011 vs. 2010 Summary - Other operation and maintenance expenses decreased $10 million primarily due to $20 million of regulatory-related charges and credits incurred by IPL in 2010 related to IUB decisions in the 2009 test year Iowa retail electric rate case, $6 million of lower other postretirement benefits costs primarily due to a plan amendment in 2011, a $4 million asset impairment charge recorded in 2010 related to Sixth Street, and $2 million of restructuring charges incurred in 2010 related to the elimination of certain corporate and operations positions. These items were partially offset by $11 million of regulatory-related charges and credits incurred by IPL in 2011 related to MPUC decisions in the 2009 test year Minnesota retail electric rate case, $6 million of additional benefits costs in 2011 resulting from an amendment to the Cash Balance Plan, a $2 million charge recorded in 2011 related to SO2 emission allowance forward contracts allocated to IPL’s steam business and $2 million of regulatory asset impairment charges recorded in 2011.

2010 vs. 2009 Summary - Other operation and maintenance expenses increased $19 million in 2010, primarily due to $20 million of regulatory-related charges and credits incurred by IPL in 2010 related to IUB decisions in the 2009 test year Iowa retail electric rate case, $17 million of higher incentive-related compensation expenses, $14 million of higher energy conservation expenses, $9 million of higher wind turbine operation and maintenance expenses, $6 million of higher electric generation maintenance expenses, a $4 million asset impairment charge related to Sixth Street recorded in 2010, $4 million of regulatory-related credits recorded in 2009 related to 2008 flood costs, and $2 million of restructuring charges incurred in 2010 related to the elimination of certain corporate and operations positions. These items were partially offset by $16 million of lower steam fuel, operation and maintenance expenses, $9 million of lower pension and other postretirement benefits costs, $7 million of incremental expenses incurred in 2009 related to the severe flooding that occurred in 2008, $5 million of lower bad debt expenses, $4 million of restructuring charges incurred in 2009 related to the elimination of certain corporate and operations positions, a $4 million asset impairment charge related to Sixth Street recorded in 2009, a $4 million charge in 2009 related to a settlement with joint partners of the Sutherland #4 project, a $2 million loss contingency reserve recorded in 2009 related to the Cash Balance Plan lawsuit, and lower expenses related to other energy-related products and services.

IPL currently expects other operations and maintenance expense to decrease in 2012 as compared to 2011 largely due to the full year realization of cost control initiatives implemented in 2011 including the elimination of certain corporate and operations positions, and continued focus on cost controls and operational efficiencies in 2012. These items are expected to be partially offset by increases in retirement plan costs in 2012 as compared to 2011 (excluding the impacts of the Cash Balance Plan amendment in 2011), resulting from significant reductions in discount rates in 2011 and settlement losses expected in 2012 related to benefit payments for retired executives.

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

IPL currently expects its depreciation expense to increase in 2012 as compared to 2011 due to property additions in 2011 and 2012 and changes in depreciation rates resulting from its most recent depreciation study filed with the MPUC in 2011.

Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s rate activities.

Interest Expense -

2011 vs. 2010 Summary - Interest expense decreased $4 million in 2011, primarily due to the impact of IPL’s retirement of $200 million of 6.75% senior debentures in September 2010. This item was partially offset by interest expense from IPL’s issuances of $200 million of 3.65% senior debentures in August 2010 and $150 million of 3.3% senior debentures in June 2010.

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

Refer to Note 9 of the “Combined Notes to Consolidated Financial Statements” for additional details of IPL’s debt.

AFUDC -

2010 vs. 2009 Summary - AFUDC decreased $29 million in 2010, primarily due to $21 million of AFUDC recognized for the Whispering Willow - East wind project in 2009. The decrease was also due to AFUDC recognized in 2009 on capital projects related to restoration activities at IPL associated with the severe flooding in June 2008 and new environmental controls at IPL’s Lansing Unit 4.

IPL currently expects AFUDC to increase in 2012 compared to 2011 primarily due to the expected increased levels of CWIP balances in 2012 related to a large construction project at its Ottumwa Generating Station. Refer to “Liquidity and Capital Resources - Construction and Acquisition Expenditures” for details regarding anticipated construction expenditures by IPL for 2012 through 2015.

Income Taxes - IPL’s effective income tax rates were (2.7%), 22.8% and 15.0% in 2011, 2010 and 2009, respectively. Details of the effective income tax rates were as follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax benefit rider implemented in February 2011	(26.5)	—	—
Production tax credits	(9.1)	(4.1)	(0.5)
Effect of rate making on property related differences	(5.3)	(8.9)	(2.6)
IRS audit completed in September 2010	—	(2.7)	—
Federal Health Care Legislation enacted in March 2010	—	2.0	—
State filing changes due to SB 62 enacted in February 2009	—	—	(18.2)
Other items, net	3.2	1.5	1.3

Overall income tax rate	(2.7%)	22.8%	15.0%

2011 vs. 2010 Summary - The decrease in the effective tax rate for 2011 was primarily due to the impact of $36 million of income tax benefits related to IPL’s tax benefit rider that began in 2011. The decrease in the effective tax rate was also due to $5 million of higher production tax credits primarily due to fewer transmission constraints at the Whispering Willow - East wind project during 2011, and $4 million of income tax expense recognized in 2010 related to the impacts of the Federal Health Care Legislation, which is expected to reduce IPL’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. These items were partially offset by higher state income taxes at IPL related to property related differences for which Iowa deferred tax is not recorded in the income statement pursuant to Iowa rate making principles and $5 million of income tax benefits recorded by IPL in 2010 related to the impact of the IRS completing audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008.

2010 vs. 2009 Summary - The increase in the effective tax rate for 2010 was primarily due to $33 million of income tax benefits recognized in 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. The increase in the effective tax rate was also due to $4 million of income tax expense recognized in 2010 related to the impacts of Federal Health Care Legislation enacted in March 2010, which is expected to reduce IPL’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. These items were partially offset by lower state taxes related to property related differences for which Iowa deferred tax is not recorded in the income statement pursuant to Iowa rate making principles, $8 million of production tax credits recorded in 2010 associated with the Whispering Willow - East wind project, which began generating electricity in late 2009, and $5 million of income tax benefits recorded by IPL in 2010 related to the impact of the IRS completing the audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008.

Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of an IRS audit completed in 2010, IPL’s tax benefit rider implemented in 2011, production tax credits, tax effect of rate making on property related differences at IPL, Federal Health Care Legislation enacted in 2010 and state filing changes due to SB 62 enacted in 2009. Refer to “Critical Accounting Policies and Estimates - Income Taxes” for discussion of possible changes to state apportionment projections resulting from Alliant Energy’s decision in February 2012 to sell RMT. Refer to “Other Matters - Other Future Considerations” for discussion of possible impacts to Alliant Energy’s future income taxes resulting from IPL’s tax benefit rider, trends in production tax credits and a re-evaluation currently underway of different options for wind project incentives due to a recent law change.

WPL’S RESULTS OF OPERATIONS

Overview - WPL’s earnings available for common stock increased $11 million and $63 million in 2011 and 2010, respectively. The 2011 increase was primarily due to a base retail electric rate increase implemented in January 2011, lower purchased electric capacity expenses related to the Kewaunee PPA and increased production tax credits generated by the Bent Tree - Phase I wind project. These items were partially offset by higher operating expenses related to the Bent Tree - Phase I wind project and various asset impairment charges in 2011. The 2010 increase was primarily due to the impact of the electric and gas retail rate increases effective in January 2010 and higher electric sales in 2010 compared to 2009 caused by weather conditions in WPL’s service territory.

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

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2011	2010	(a)	2009	(b)	2011	2010	(a)	2009	(b)
Residential	$442.6	$439.6	1%	$389.7	13%	3,517	3,541	(1%)	3,419	4%
Commercial	246.1	240.3	2%	220.0	9%	2,300	2,275	1%	2,257	1%
Industrial	333.5	320.9	4%	298.2	8%	4,424	4,252	4%	4,119	3%

Retail subtotal	1,022.2	1,000.8	2%	907.9	10%	10,241	10,068	2%	9,795	3%
Sales for resale:
Wholesale	160.2	167.0	(4%)	166.6	—	2,955	2,900	2%	2,848	2%
Bulk power and other	27.6	20.6	34%	61.0	(66%)	1,028	695	48%	1,682	(59%)
Other	17.5	21.5	(19%)	24.8	(13%)	67	70	(4%)	71	(1%)

Total revenues/sales	1,227.5	1,209.9	1%	1,160.3	4%	14,291	13,733	4%	14,396	(5%)

Electric production fuel expense	197.4	171.7	15%	160.6	7%
Energy purchases expense	184.0	229.5	(20%)	290.7	(21%)
Purchased electric capacity expense	109.5	134.7	(19%)	144.6	(7%)

Margins	$736.6	$674.0	9%	$564.4	19%

(a)	Reflects the % change from 2010 to 2011. (b) Reflects the % change from 2009 to 2010.

2011 vs. 2010 Summary - Electric margins increased $63 million, or 9%, primarily due to the impact of a base retail electric rate increase (excluding fuel cost recoveries) implemented in January 2011, which increased WPL’s electric revenues by $38 million in 2011. Other increases in electric margins included $21 million of lower purchased electric capacity expenses related to the Kewaunee PPA, an estimated $2 million increase from changes in sales caused by weather conditions in WPL’s service territory in 2011 and a 4% increase in industrial sales volumes. Estimated increases to WPL’s electric margins from the impacts of weather in 2011 and 2010 were $13 million and $11 million, respectively. These items were partially offset by the impact of a wholesale formula rate change, which increased WPL’s electric revenues by $4 million in 2010 and a decrease in weather-normalized residential sales volumes.

2010 vs. 2009 Summary - Electric margins increased $110 million, or 19% in 2010, primarily due to the impact of a base retail electric rate increase (excluding fuel cost recoveries) effective January 2010, which increased WPL’s electric revenues by $94 million in 2010, an estimated $23 million increase in electric margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities, $7 million of lower purchased electric capacity expenses related to the RockGen PPA, which terminated in May 2009, and increased rates charged to wholesale customers including the impact of a wholesale formula rate change, which increased electric revenues by $4 million in 2010. Estimated increases (decreases) to WPL’s electric margins from the impacts of weather in 2010 and 2009 were $11 million and ($12) million (including $1 million of losses from weather derivatives in 2009), respectively. These items were partially offset by an $11 million decrease in electric margins from the impact of changes in the recovery of electric production fuel and energy purchases expense.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for additional discussion of WPL’s base retail electric rate increase, CDD data in WPL’s service territory, WPL’s recoveries of electric production fuel and energy purchases expenses, WPL’s purchased electric capacity expenses, WPL’s sales trends and WPL’s wholesale energy market transactions. Refer to “Rate Matters” for discussion of WPL’s base retail electric rate increase implemented in January 2011 and a potential retail electric rate filing in 2012.

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

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2011	2010	(a)	2009	(b)	2011	2010	(a)	2009	(b)
Residential	$114.5	$118.1	(3%)	$122.2	(3%)	11,231	11,205	—	11,639	(4%)
Commercial	67.3	65.8	2%	73.9	(11%)	8,594	8,095	6%	9,274	(13%)
Industrial	5.5	8.9	(38%)	5.7	56%	825	1,289	(36%)	771	67%

Retail subtotal	187.3	192.8	(3%)	201.8	(4%)	20,650	20,589	—	21,684	(5%)
Interdepartmental	0.4	0.5	(20%)	2.0	(75%)	771	739	4%	464	59%
Transportation/other	12.7	13.0	(2%)	12.7	2%	23,719	21,598	10%	23,656	(9%)

Total revenues/sales	200.4	206.3	(3%)	216.5	(5%)	45,140	42,926	5%	45,804	(6%)

Cost of gas sold	119.6	125.3	(5%)	138.1	(9%)

Margins	$80.8	$81.0	—	$78.4	3%

(a)	Reflects the % change from 2010 to 2011. (b) Reflects the % change from 2009 to 2010.

2010 vs. 2009 Summary - Gas margins increased $3 million, or 3% in 2010, primarily due to the impact of the 2010 retail gas rate increase effective in January 2010, which increased gas revenues by $5 million in 2010. This item was partially offset by a 5% decrease in retail sales primarily due to lower usage per customer caused by weather conditions. Estimated increases (decreases) to WPL’s gas margins from the impacts of weather in 2010 and 2009 were ($2) million and $0 (including $1 million of losses from weather derivatives in 2009), respectively.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs. Refer to “Rate Matters” for discussion of WPL’s gas rate increase and a potential retail gas rate filing in 2012.

Electric Transmission Service Expenses -

2010 vs. 2009 Summary - Electric transmission service expenses increased $6 million in 2010, largely due to increased transmission rates billed to WPL by ATC.

Other Operation and Maintenance Expenses -

2011 vs. 2010 Summary - Other operation and maintenance expenses increased $23 million primarily due to $7 million of higher wind turbine operation and maintenance expenses related to the Bent Tree - Phase I wind project, which began generating electricity in late 2010, $7 million of regulatory asset impairment charges recorded in 2011, a $5 million wind site impairment charge recorded in 2011, $4 million of additional benefits costs recorded in 2011 resulting from an amendment to the Cash Balance Plan and $3 million of higher energy conservation cost recovery amortizations. These items were partially offset by $4 million of lower other postretirement benefits costs primarily due to a plan amendment in 2011, and $2 million of restructuring charges incurred in 2010 related to the elimination of certain corporate and operations positions.

2010 vs. 2009 Summary - Other operation and maintenance expenses decreased $2 million in 2010, primarily due to $11 million of regulatory-related charges in 2009 related to the Nelson Dewey #3 project, $7 million of restructuring charges incurred in 2009 related to the elimination of certain corporate and operations positions, $7 million of lower pension and other postretirement benefits costs, a $2 million loss contingency reserve recorded in 2009 related to the Cash Balance Plan lawsuit and lower expenses related to other energy-related products and services. These items were partially offset by a $12 million deferral of retail pension and benefits costs recorded in 2009 in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case, $12 million of higher incentive-related compensation expenses and $2 million of restructuring charges incurred in 2010 related to the elimination of certain corporate and operations positions.

WPL currently expects other operations and maintenance expense to decrease in 2012 as compared to 2011 largely due to the full year realization of cost control initiatives implemented in 2011 including the elimination of certain corporate and operations positions, and continued focus on cost controls and operational efficiencies in 2012. These items are expected to be partially offset by increases in retirement plan costs in 2012 as compared to 2011 (excluding the impacts of the Cash Balance Plan amendment in 2011), resulting from significant reductions in discount rates in 2011 and settlement losses expected in 2012 related to benefit payments for retired executives.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses -

2011 vs. 2010 Summary - Depreciation and amortization expenses increased $32 million in 2011, primarily due to property additions, including $17 million of depreciation expense recognized in 2011 related to the Bent Tree - Phase I wind project, which began generating electricity in late 2010. Also contributing to the increase was a depreciation adjustment recorded in 2010, which is not anticipated to have a material impact on future periods.

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

WPL currently expects its depreciation expense to increase in 2012 as compared to 2011 due to property additions in 2011 and 2012.

Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for details of WPL’s Bent Tree - Phase I wind project. Refer to “Rate Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s rate activities.

Interest Expense -

2011 vs. 2010 Summary - Interest expense increased $1 million in 2011, primarily due to interest expense from WPL’s issuance of $150 million of 4.6% debentures in June 2010. This item was partially offset by the impact of WPL’s retirement of $100 million of 7.625% debentures in March 2010.

2010 vs. 2009 Summary - Interest expense increased $4 million in 2010, primarily due to interest expense from WPL’s issuances of $250 million of 5% debentures in July 2009 and $150 million of 4.6% debentures in June 2010. These items were partially offset by the impact of WPL’s retirement of $100 million of 7.625% debentures in March 2010.

Refer to Note 9 of the “Combined Notes to Consolidated Financial Statements” for additional details of WPL’s debt.

AFUDC -

2011 vs. 2010 Summary - AFUDC decreased $6 million in 2011, primarily due to $10 million of AFUDC recognized in 2010 for WPL’s Bent Tree - Phase I wind project. This item was partially offset by $3 million of AFUDC recognized in 2011 for WPL’s Edgewater Unit 5 emission controls project.

2010 vs. 2009 Summary - AFUDC increased $7 million in 2010 primarily due to $7 million of higher AFUDC recognized in 2010 as compared to 2009 for the Bent Tree - Phase I wind project.

WPL currently expects AFUDC to increase in 2012 compared to 2011 primarily due to expected increased levels of CWIP balances in 2012 related to large construction projects at its Columbia Units 1 and 2, and Edgewater Unit 5. Refer to “Liquidity and Capital Resources - Construction and Acquisition Expenditures” for details regarding anticipated construction expenditures by WPL for 2012 through 2015.

Income Taxes - WPL’s effective income tax rates were 33.4%, 39.2% and 33.9% in 2011, 2010 and 2009, respectively. Details of the effective income tax rates were as follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Production tax credits	(6.0)	(1.4)	(2.9)
Federal Health Care Legislation enacted in March 2010	—	1.2	—
State filing changes due to SB 62 enacted in February 2009	—	—	(1.8)
Other items, net	4.4	4.4	3.6

Overall income tax rate	33.4%	39.2%	33.9%

2011 vs. 2010 Summary - The decrease in the effective income tax rate for 2011 was primarily due to $11 million of higher production tax credits in 2011 largely due to the Bent Tree - Phase I wind project, which began generating electricity in late 2010, and $3 million of income tax expense recognized in 2010 related to the impacts of Federal Health Care Legislation enacted in March 2010, which is expected to reduce WPL’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program.

2010 vs. 2009 Summary - The increase in the effective income tax rate for 2010 was primarily due to $3 million of income tax expense recognized in 2010 related to the impacts of the Federal Health Care Legislation enacted in March 2010, which is expected to reduce WPL’s tax deductions for retiree health care costs beginning in 2013, to the extent prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program, and $2 million of income tax benefits recognized in 2009 related to the net impacts of SB 62 enacted in February 2009 and a 2009 decision to allow WPL to do business in Iowa thus requiring WPL to file as part of the Iowa consolidated tax return.

Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” for additional information regarding production tax credits, Federal Health Care Legislation enacted in 2010 and state filing changes due to SB 62 enacted in 2009. Refer to “Critical Accounting Policies and Estimates - Income Taxes” for discussion of possible changes to state apportionment projections resulting from Alliant Energy’s decision in February 2012 to sell RMT. Refer to “Other Matters - Other Future Considerations” for discussion of possible impacts to WPL’s future income taxes resulting from trends in production tax credits and a re-evaluation currently underway of different options for wind project incentives due to a recent law change.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy, IPL and WPL believe they have, and expect to maintain, adequate liquidity to operate their businesses as a result of available capacity under their revolving credit facilities, IPL’s sales of accounts receivable program and operating cash flows generated by their utility business. Based on their liquidity and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and meet their long-term contractual obligations. Access by Alliant Energy, IPL and WPL to capital markets to fund their future capital requirements at reasonable terms is largely dependent on their respective credit quality and on developments in those capital markets.

Liquidity Position - At Dec. 31, 2011, Alliant Energy had $11 million of cash and cash equivalents, $897 million ($230 million at the parent company, $293 million at IPL and $374 million at WPL) of available capacity under their revolving credit facilities and $20 million of available capacity at IPL under its sales of accounts receivable program. Refer to “Cash Flows - Financing Activities - Short-term Debt” and Note 9(a) of the “Combined Notes to Consolidated Financial Statements” for further discussion of the credit facilities. Refer to Notes 1(d) and 4(a) of the “Combined Notes to Consolidated Financial Statements” for additional information on Alliant Energy’s cash and cash equivalents, and IPL’s sales of accounts receivable program, respectively.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with their investment-grade credit ratings in order to facilitate ongoing and reliable access to capital markets on reasonable terms and conditions. Alliant Energy’s, IPL’s and WPL’s capital structures at Dec. 31, 2011 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,013.0	50.0%	$1,394.4	48.8%	$1,442.4	55.2%
Preferred stock	205.1	3.4%	145.1	5.1%	60.0	2.3%
Noncontrolling interest	1.8	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	2,704.5	44.9%	1,309.0	45.8%	1,082.2	41.5%
Short-term debt	102.8	1.7%	7.1	0.3%	25.7	1.0%

	$6,027.2	100.0%	$2,855.6	100.0%	$2,610.3	100.0%

In addition to capital structures, other important financial considerations used to determine the characteristics of future financings include financial coverage ratios, flexibility in capital spending plans, regulatory orders and rate making considerations, the levels of debt imputed by rating agencies, market conditions and the impact of tax initiatives. The most significant debt imputations include operating leases, a portion of the DAEC, Kewaunee and Riverside PPAs, and postretirement benefits obligations. The PSCW explicitly factors certain imputed debt adjustments in establishing a regulatory capital structure as part of WPL’s retail rate cases, particularly those related to operating leases and PPAs. The IUB and MPUC do not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure.

Alliant Energy, IPL and WPL intend to manage their respective capital structures and liquidity positions in such a way that does not compromise their ability to raise the necessary funds required to provide utility services reliably and at reasonable costs, while maintaining financial capital structures consistent with those approved by regulators. Key considerations include maintaining access to the financial markets on the terms, in the amounts and within the timeframes required to fund their strategic plans, retaining a prudent level of financial flexibility and maintaining their investment-grade credit ratings. The capital structure is only one of a number of components that needs to be actively managed in order to achieve these objectives. Alliant Energy, IPL and WPL currently expect to maintain capital structures in which total debt would not exceed 45% to 55%, and preferred stock would not exceed 5% to 10%, of total capital. These targets may be adjusted depending on subsequent developments and their impact on Alliant Energy’s, IPL’s and WPL’s respective weighted average cost of capital and investment-grade credit ratings.

Credit and Capital Market Developments - Alliant Energy’s, IPL’s and WPL’s ability to facilitate or to provide reliable and cost-effective utility services depends on their reliable access to cost-effective capital. Financial markets that were subjected to considerable strain since 2007 have shown signs of selective recovery. Certain business sectors, including the regulated utility sector, have attracted and retained investor interest in the equity and debt capital markets. However, areas of concern remain, including certain issues in the U.S. and internationally that have impacted the availability of credit and the liquidity of financial assets. Among these are the evolving financial situation in Europe and the economic expansion in China and other emerging countries, with their respective consequences for international liquidity. There is also concern about the level of spending by the U.S. federal government and the temporary monetary policies of the Federal Reserve System intended to spur economic growth, with potential implications over time for inflation and interest rate levels. The evolving profile and impact of financial market regulation, both in the U.S. and internationally, contributes to the unsettled tone of the global financial markets. These developments translate into uncertainties and volatility regarding the availability of capital and for the terms and conditions of capital raised to meet funding requirements.

Alliant Energy, IPL and WPL are aware of the potential implications that these credit and capital market developments might have on their ability to raise the external funding required for their respective operations and capital expenditure plans. The strategic implications include protecting their respective liquidity positions and avoiding over-reliance on short-term funding. Alliant Energy, IPL and WPL maintain revolving credit facilities to provide backstop liquidity to their commercial paper programs, ensure a committed source of liquidity in the event the commercial paper market becomes disrupted and manage their respective long-term debt maturity profiles. In addition, Alliant Energy and IPL maintain a sales of accounts receivable program at IPL as an alternative financing source. As discussed below, Alliant Energy, IPL and WPL retain flexibility in undertaking their capital expenditure programs, particularly with respect to capital expenditures timing associated with investment programs within their respective strategic plans.

Primary Sources and Uses of Cash - Alliant Energy’s, IPL’s and WPL’s most significant source of cash is from electric and gas sales to their utility customers. Cash from these sales reimburses IPL and WPL for prudently-incurred expenses to provide service to their utility customers and provides IPL and WPL a return on the assets used to provide such services. Utility operating cash flows are expected to cover the majority of IPL’s and WPL’s capital expenditures required to maintain their current infrastructure and to pay dividends to Alliant Energy’s shareowners. Capital needed to retire debt, as well as to fund capital expenditures related to environmental compliance programs and other strategic projects, is expected to be met primarily through external financings. Ongoing monitoring of credit and capital market conditions allows management to evaluate the availability of funding and the terms and conditions attached to such financing. In order to maintain debt-to-total capitalization ratios that are consistent with investment-grade ratings, Alliant Energy, IPL and WPL may periodically fund such capital requirements with additional debt and equity.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows was as follows (in millions):

	Alliant Energy			IPL			WPL
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Cash and cash equivalents at Jan. 1	$159.3	$175.3	$346.9	$5.7	$0.4	$6.2	$0.1	$18.5	$4.5
Cash flows from (used for):
Operating activities	702.7	984.9	657.1	366.9	549.6	373.2	428.8	372.4	305.8
Investing activities	(652.1)	(866.5)	(1,148.9)	(200.6)	(415.0)	(712.7)	(305.4)	(449.3)	(493.4)
Financing activities	(198.5)	(134.4)	320.2	(169.9)	(129.3)	333.7	(120.8)	58.5	201.6

Net increase (decrease)	(147.9)	(16.0)	(171.6)	(3.6)	5.3	(5.8)	2.6	(18.4)	14.0

Cash and cash equivalents at Dec. 31	$11.4	$159.3	$175.3	$2.1	$5.7	$0.4	$2.7	$0.1	$18.5

Operating Activities -

2011 vs. 2010 - Alliant Energy’s cash flows from operating activities decreased $282 million primarily due to $121 million of lower cash flows from operations at RMT due to increased working capital requirements associated with additional renewable energy projects in 2011, $117 million of pension plan contributions in 2011, $105 million of lower income tax refunds and $61 million of credits on retail electric customers’ bills in Iowa in 2011 resulting from IPL’s implementation of the tax benefit rider. These items were partially offset by increased collections from IPL’s and WPL’s customers in 2011 caused by the impacts of rate increases, the timing of fuel-cost recoveries at IPL and $21 million of lower purchased electric capacity payments related to the Kewaunee PPA at WPL.

IPL’s cash flows from operating activities decreased $183 million primarily due to $151 million of lower cash flows from income tax payments in 2011 and income tax refunds in 2010, $61 million of credits on retail electric customers’ bills in Iowa in 2011 resulting from implementation of the tax benefit rider and $58 million of pension plan contributions in 2011. These items were partially offset by increased collections from IPL’s customers in 2011 caused by the impacts of rate increases and the timing of fuel-cost recoveries.

WPL’s cash flows from operating activities increased $56 million primarily due to $47 million of higher income tax refunds, increased collections from WPL’s customers in 2011 caused by the impacts of a rate increase and $21 million of lower payments related to the Kewaunee PPA. These items were partially offset by $47 million of pension plan contributions in 2011.

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

RMT’s Working Capital Requirements - Cash flows from operations at RMT can fluctuate significantly from period to period based on the timing of cash receipts from customers and cash payments for construction activities associated with its customers’ large renewable energy projects. RMT incurred material cash payments in 2011 for certain large renewable energy projects. A portion of these payments were collected from customers in 2011 and additional payments are expected to be collected in 2012. In February 2012, Alliant Energy announced plans to sell RMT in 2012.

Pension Plan Contributions - Contributions to qualified and non-qualified defined benefit pension plans for 2009 through 2011 were as follows (in millions):

	2011	2010	2009
IPL (a)	$58	$—	$59
WPL (a)	47	—	47
Other subsidiaries	12	8	25

Alliant Energy	$117	$8	$131

(a)	Pension plan contributions for IPL and WPL include contributions to their respective qualified pension plans as well as an assigned portion of the contributions to pension plans sponsored by Corporate Services.

Alliant Energy, IPL and WPL currently do not expect to make any significant pension plan contributions in 2012 through 2014 based on the funded status and assumed return on assets as of the Dec. 31, 2011 measurement date for each plan. Refer to Note 6(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of the current funded levels of pension plans and contributions expected in 2012.

Income Tax Payments and Refunds - Income tax payments (refunds) for 2009 through 2011 were as follows (in millions):

	2011	2010	2009
IPL	$25	($126)	($88)
WPL	(51)	(4)	(76)
Other subsidiaries	15	14	23

Alliant Energy	($11)	($116)	($141)

Alliant Energy’s, IPL’s and WPL’s income tax refunds in 2010 and 2009 were primarily due to claims filed with the IRS to carryback net operating losses to prior years. Alliant Energy, IPL and WPL currently do not expect to make any significant federal income tax payments in 2012 through 2014 based on the federal net operating loss and credit carryforward positions as of Dec. 31, 2011. Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” for discussion of the carryforward positions.

IPL’s Tax Benefit Rider - In January 2011, the IUB approved a tax benefit rider proposed by IPL, which utilizes regulatory liabilities created with tax benefits from changes in accounting methodologies and tax elections available under the Internal Revenue Code to credit bills of Iowa retail electric customers. In 2011, IPL credited $61 million to customers’ bills under the tax benefit rider. IPL currently expects approximately $81 million of credits to customers’ bills in 2012 under the tax benefit rider. Refer to “Rate Matters” and “Other Future Considerations - Tax Benefit Rider” for additional discussion of IPL’s tax benefit rider.

Rate Increases - IPL and WPL implemented rate increases in 2011 and 2010 that resulted in higher collections from their retail customers. A portion of these higher collections was used to reimburse IPL and WPL for prudently-incurred expenses to provide service to their customers (e.g. higher payments for electric transmission services) resulting in limited impacts on cash flows from operations. Another portion of these rate increases provided IPL and WPL recoveries of and returns on new rate base additions (e.g. returns on new wind projects), which significantly increased cash flows from operations for Alliant Energy, IPL and WPL in 2011 and 2010. Refer to “Rate Matters” for additional details of retail rate increases implemented by IPL and WPL in 2011 and 2010.

IPL’s Sales of Accounts Receivable Program - Changes in cash flows related to IPL’s sales of accounts receivable program increased (decreased) Alliant Energy’s and IPL’s cash flows from operations by $75 million, $65 million and ($25) million in 2011, 2010 and 2009, respectively. In 2011 and 2010, proceeds from the receivables sold were primarily used by IPL to help fund working capital and construction expenditures, and to reduce short-term debt. The purchase commitment from the third-party financial institution to which it sells its receivables expires in March 2012. IPL is currently pursuing the extension of the purchase commitment. Refer to Note 4(a) of the “Combined Notes to Consolidated Financial Statements” for additional details of IPL’s sales of accounts receivable program.

Investing Activities -

2011 vs. 2010 - Alliant Energy’s cash flows used for investing activities decreased $214 million primarily due to $194 million of lower construction and acquisition expenditures and $12 million of net proceeds from the sale of RMT’s environmental business unit in 2011. The lower construction and acquisition expenditures resulted from expenditures during 2010 for WPL’s Bent Tree - Phase I wind project, IPL’s Lansing Unit 4 emission controls project and IPL’s Whispering Willow - East wind project. These items were partially offset by expenditures during 2011 for wind turbine generators for Resources’ Franklin County wind project, WPL’s acquisition of the remaining 25% interest in Edgewater Unit 5 and WPL’s emission controls project at Edgewater Unit 5.

IPL’s cash flows used for investing activities decreased $214 million primarily due to $115 million of proceeds from the sale of wind project assets to Resources in 2011 and $89 million of lower construction expenditures. The lower construction expenditures resulted from expenditures during 2010 for the Lansing Unit 4 emission controls project and Whispering Willow - East wind project. These items were partially offset by progress payments in 2011 for wind turbine generators that were subsequently sold to Resources in 2011.

WPL’s cash flows used for investing activities decreased $144 million primarily due to $136 million of lower construction and acquisition expenditures. The lower construction and acquisition expenditures resulted from expenditures during 2010 for the Bent Tree - Phase I wind project. This item was partially offset by expenditures during 2011 for the acquisition of the remaining 25% interest in Edgewater Unit 5 and the Edgewater Unit 5 emission controls project.

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

Construction and Acquisition Expenditures - Capital expenditures and financing plans are reviewed, approved and updated as part of Alliant Energy’s, IPL’s and WPL’s strategic planning and budgeting processes. In addition, significant capital expenditures and investments are subject to a cross-functional review prior to approval. Changes in Alliant Energy’s, IPL’s and WPL’s anticipated construction and acquisition expenditures may result from a number of reasons including economic conditions, regulatory requirements, changing legislation, ability to obtain adequate and timely rate relief, changing market conditions and new opportunities. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future capital expenditures. As a result, they have some discretion with regard to the level, and timing of, capital expenditures eventually incurred and closely monitor and frequently update such estimates. Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures for 2012 through 2015 as follows (in millions):

	Alliant Energy				IPL				WPL
	2012	2013	2014	2015	2012	2013	2014	2015	2012	2013	2014	2015
Utility business (a):
Generation - new facilities:
WPL gas - Riverside	$390	$—	$—	$—	$—	$—	$—	$—	$390	$—	$—	$—
IPL gas - new facility	—	—	335	275	—	—	335	275	—	—	—	—

Total generation - new facilities	390	—	335	275	—	—	335	275	390	—	—	—
Environmental	275	360	145	110	105	190	90	15	170	170	55	95
Generation - performance improvements	25	55	80	50	15	35	55	25	10	20	25	25
Other utility capital expenditures	360	395	420	435	200	220	230	245	160	175	190	190

Total utility business	1,050	810	980	870	$320	$445	$710	$560	$730	$365	$270	$310

Corporate Services (b)	60	10	40	40
Resources wind - Franklin County (b)	70	5	—	—
Non-regulated businesses (b)	10	10	10	10

	$1,190	$835	$1,030	$920

(a)	Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures and exclude AFUDC, if applicable. Refer to “Strategic Overview” for further discussion of the generation plans and environmental compliance plans.
(b)	Cost estimates represent total escalated construction and acquisition expenditures and exclude capitalized interest.

Alliant Energy, IPL and WPL expect to finance their 2012 through 2015 capital expenditure plans in a manner that allows them to adhere to the capital structure targets discussed in the “Capital Structure” section above. 2012 capital expenditures are expected to be funded with a combination of internally-generated cash, long- and short-term debt and capital contributions to each of IPL and WPL from their parent. The precise characteristics of the financing for the 2013 through 2015 capital expenditures will be determined closer to the time that the financing is required. Flexibility will be required in implementing the long-term financing plans to allow for scheduling variations in the required authorization and construction work, changing market conditions and any adjustments that might be required to ensure there are no material adverse impacts to Alliant Energy’s, IPL’s and WPL’s respective capital structures.

Government Grants for Wind Projects - Alliant Energy currently expects to complete Resources’ 100 MW Franklin County wind project by the end of 2012, which is expected to make the project eligible for one of the government incentives available under the American Recovery and Reinvestment Act (ARRA) enacted in 2009. Alliant Energy currently expects to elect the government grant option equal to 30% of the qualified cost basis of the Franklin County wind project which is expected to result in approximately $70 million of grant proceeds in late 2012 or early 2013. Refer to “Other Matters - Other Future Considerations - Government Incentives for Wind Projects” for additional information regarding the government incentives for wind projects and a re-evaluation currently underway by Alliant Energy, IPL and WPL regarding government incentive options for IPL’s Whispering Willow - East wind project and WPL’s Bent Tree - Phase I wind project due to a recent law change. If Alliant Energy, IPL and WPL are eligible for, and elect to change their elections to, the government grant options for IPL’s Whispering Willow - East wind project and WPL’s Bent Tree - Phase I wind project, IPL and WPL could each realize approximately $125 million to $150 million of grant proceeds in 2012 or early 2013.

Financing Activities -

2011 vs. 2010 - Alliant Energy’s cash flows used for financing activities increased $64 million primarily due to the impacts of long-term debt issued and retired during 2010 discussed below and $40 million of payments to redeem IPL’s 7.10% Series C Cumulative Preferred Stock in 2011. These items were partially offset by changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL.

IPL’s cash flows used for financing activities increased $41 million primarily due to the impacts of long-term debt issued and retired during 2010 discussed below, $73 million of common stock dividends paid to its parent company during 2011, and $40 million of payments to redeem its 7.10% Series C Cumulative Preferred Stock in 2011. These items were partially offset by changes in the amount of commercial paper outstanding.

WPL’s cash flows used for financing activities increased $179 million primarily due to changes in the amount of commercial paper outstanding, the impacts of long-term debt issued and retired during 2010 discussed below and $50 million of lower capital contributions from its parent company during 2011 compared to 2010.

Alliant Energy’s, IPL’s and WPL’s increases (decreases) in financing cash flows due to changes in long-term debt for 2011 vs. 2010 were as follows (in millions):

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

IPL’s cash flows from financing activities decreased $463 million primarily due to changes in the amount of commercial paper outstanding, $150 million of capital contributions received during 2009 from its parent company and impacts of long-term debt issued and retired during 2010 and 2009 discussed below. These items were partially offset by $50 million of capital contributions received during 2010 from IPL’s parent company.

WPL’s cash flows from financing activities decreased $143 million primarily due to impacts of long-term debt issued and retired during 2010 and 2009 discussed below and $100 million of capital contributions received during 2009 from its parent company. These items were partially offset by changes in the amount of commercial paper outstanding and $75 million of capital contributions received during 2010 from WPL’s parent company.

Alliant Energy’s, IPL’s and WPL’s increases (decreases) in financing cash flows due to changes in long-term debt for 2010 vs. 2009 were as follows (in millions):

	Alliant
	Energy	IPL	WPL
Proceeds from issuances:
IPL’s 3.65% senior debentures issued in August 2010	$200	$200	$—
IPL’s 3.3% senior debentures issued in June 2010	150	150	—
WPL’s 4.6% debentures issued in June 2010	150	—	150
IPL’s 6.25% senior debentures issued in July 2009	(300)	(300)	—
WPL’s 5% debentures issued in July 2009	(250)	—	(250)
Alliant Energy’s 4% senior notes issued in October 2009	(250)	—	—
Payments to retire:
IPL’s 6.75% senior debentures retired in September 2010	(206)	(206)	—
WPL’s 7.625% debentures retired in March 2010	(100)	—	(100)
Alliant Energy’s Exchangeable Senior Notes retired in September 2009	241	—	—
IPL’s 6.625% senior debentures retired in August 2009	135	135	—

	($230)	($21)	($200)

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a public utility company’s primary state regulatory commission has retained jurisdiction over such matters. In 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. In 2011, 2010, 2009 and 2008, IPL paid $101 million, $118 million, $106 million and $75 million, respectively, of common equity distributions from additional paid-in capital under this order. As of Dec. 31, 2011, IPL had no remaining authority for common equity distributions from additional paid in capital under this order, and does not anticipate the need to extend such authority.

As of Dec. 31, 2011, IPL had remaining authority for $750 million of long-term debt securities issuances, $743 million of short-term debt securities outstanding (including borrowings from its parent) and $200 million of preferred stock issuances through 2013 under an October 2011 order issued by FERC.

In January 2012, Corporate Services requested authority from FERC to issue up to $150 million in long-term debt securities and to maintain up to $200 million in short-term debt securities outstanding (including borrowings from its parent or other affiliates) during the period from March 31, 2012 through March 30, 2014. The request also seeks authority for Corporate Services to receive an unspecified amount of capital contributions and advances from its parent or other affiliates during the period from March 31, 2012 through March 30, 2014. Corporate Services currently expects to receive a decision from FERC in the first quarter of 2012.

Issuance of debt securities by WPL is authorized by the PSCW and therefore is exempt from regulation by FERC. FERC does not have authority over the issuance of securities by Alliant Energy or Resources.

State Regulatory Financing Authorizations - In November 2011, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and letters of credit outstanding through the earlier of the termination date of WPL’s credit facility agreement or December 2019. In February 2012, the PSCW issued a decision authorizing WPL to issue up to $700 million of long-term debt securities during 2012 and 2013, with no more than $400 million to be issued in either year. In August 2011, WPL requested authority from the PSCW to arrange an interim credit facility not to exceed 364 days in length beginning no later than the date of the prospective purchase of Riverside and to increase the short-term debt limit up to $700 million during this interim period. WPL expects a decision on this request in the first half of 2012.

In 2010, the MPUC issued an order that determined IPL does not need to obtain authorization to issue securities as long as IPL is not organized under the laws of the state of Minnesota and the securities issued do not encumber any of its property in the state of Minnesota. IPL currently does not have, and does not plan to issue, securities that encumber its property, thus IPL is not currently required to obtain approval from the MPUC for unsecured securities issuances. However, if in the future IPL were to subject its utility property in Minnesota to an encumbrance for the purpose of securing the payment of any indebtedness, IPL would be required to obtain an order from the MPUC approving such securities issuances.

Shelf Registrations - Alliant Energy, IPL and WPL have current shelf registration statements with the Securities and Exchange Commission for availability from December 2011 through December 2014 as follows:

	Alliant Energy	IPL	WPL
Aggregate amount available as of Dec. 31, 2011	Unspecified	$800 million	$800 million
Securities available to be issued	Common stock, and debt and other securities	Preferred stock and debt securities	Preferred stock and debt securities

Common Stock Dividends - Payment of dividends is subject to dividend declaration by Alliant Energy’s Board of Directors. In December 2011, Alliant Energy announced an increase in its targeted 2012 annual common stock dividend to $1.80 per share, which is equivalent to a quarterly rate of $0.45 per share, beginning with the Feb. 15, 2012 dividend payment. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of its utility earnings. Alliant Energy’s dividend payout ratio was 66% of its utility earnings in 2011. Refer to Note 7 of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s dividend payment restrictions based on the terms of their outstanding preferred stock and applicable regulatory limitations.

Common Stock Issuances and Capital Contributions - Alliant Energy issued $3 million, $6 million and $1 million of additional common stock from the exercise of stock options under its equity incentive plans for employees in 2011, 2010 and 2009, respectively. Alliant Energy currently anticipates its only common stock issuances through 2012 will be to issue new shares under its equity incentive plans for employees. Refer to Note 6(b) of the “Combined Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances in 2011 under its equity incentive plans for employees. Refer to Note 7 of the “Combined Notes to Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to each of IPL, WPL and Resources; payments of common stock dividends by IPL and WPL to their parent company; and repayments of capital by IPL and Resources to their parent company.

IPL’s Preferred Stock Redemption - In 2011, IPL redeemed all 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at par value for $40 million plus accrued and unpaid dividends up to the redemption date.

Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and backstop liquidity for commercial paper outstanding. At Dec. 31, 2011, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL), which expire in December 2016. There are currently 12 lenders that participate in the three credit facilities, with aggregate respective commitments ranging from $25 million to $113 million. At Dec. 31, 2011, additional credit facility information was as follows (dollars in millions):

	Alliant Energy (Consolidated)	Parent Company	IPL	WPL
Commercial paper:
Amount outstanding	$103	$70	$7	$26
Remaining maturity	3 days	3 days	3 days	3 days
Weighted average interest rates	0.3%	0.4%	0.4%	0.3%
Available credit facility capacity	$897	$230	$293	$374

During 2011, the Alliant Energy parent company, IPL and WPL issued commercial paper to meet short-term financing requirements and did not borrow directly under their respective credit facilities.

Alliant Energy’s, IPL’s and WPL’s credit agreements each contain a covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at Dec. 31, 2011 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Status at Dec. 31, 2011	46%	46%	45%

The debt component of the capital ratios generally includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of the applicable borrower), capital lease obligations, letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans are not included in the debt-to-capital ratios. The equity component of the capital ratios excludes accumulated other comprehensive income (loss).

The credit agreements contain provisions that generally prohibit placing liens on any of the property of Alliant Energy, IPL or WPL or their respective subsidiaries with certain exceptions. Exceptions include among others, liens to secure obligations of up to 5% of the consolidated assets of the applicable borrower (valued at carrying value), liens imposed by government entities, materialmens’ and similar liens, judgment liens to secure non-recourse debt not to exceed $100 million outstanding at any one time, and purchase money liens.

The credit agreements contain provisions that require, during their term, any proceeds from asset sales, with certain exclusions, in excess of 20% of Alliant Energy’s, IPL’s and WPL’s respective consolidated assets be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions and sales of non-regulated assets.

The credit agreements contain customary events of default. In addition, Alliant Energy’s credit agreement contains a cross-default provision that would be triggered if Alliant Energy or any domestic, majority-owned subsidiary of Alliant Energy defaults on debt (other than non-recourse debt) totaling $50 million or more. A cross-default provision would be triggered under the IPL or WPL credit agreements if IPL or WPL, as applicable, or a majority-owned subsidiary accounting for 20% or more of IPL’s or WPL’s, as applicable, consolidated assets (valued at carrying value) defaults on debt totaling $50 million or more. A default by a minority-owned subsidiary and, in the case of the Alliant Energy credit agreement, a default by a foreign subsidiary, would not trigger a cross-default. A default by Alliant Energy, Corporate Services or Resources and its subsidiaries would not trigger a cross-default under either the IPL or WPL credit agreements, nor would a default by either of IPL or WPL constitute a cross-default event for the other. If an event of default under any of the credit agreements occurs and is continuing, then the lenders may declare any outstanding obligations under the credit agreements immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit agreements would be immediately due and payable. At Dec. 31, 2011, Alliant Energy, IPL and WPL did not have any direct borrowings outstanding under their credit agreements. In addition, IPL’s sales of accounts receivable program agreement contains a cross-default provision that is triggered if IPL or

Alliant Energy incurs an event of default on debt totaling $50 million or more. If an event of default under IPL’s sales of accounts receivable program agreement occurs, then the counterparty could terminate such agreement. At Dec. 31, 2011, IPL sold in the aggregate $195 million of accounts receivable.

A material adverse change representation is not required for borrowings under the credit agreements.

At Dec. 31, 2011, Alliant Energy, IPL and WPL were in compliance with all covenants and other provisions of the credit agreements.

Refer to Note 9(a) of the “Combined Notes to Consolidated Financial Statements” for additional information on short-term debt.

Long-term Debt - There were no significant issuances or retirements of long-term debt in 2011. In 2010, significant issuances of long-term debt were as follows (dollars in millions):

	Principal		Interest
Company	Amount	Type	Rate	Due Date	Use of Proceeds
IPL	$200.0	Senior debentures	3.65%	Sep-2020	Redeem its $200 million 6.75% senior debentures due 2011
IPL	150.0	Senior debentures	3.3%	Jun-2015	Repay short-term debt, fund capital expenditures and for general working capital purposes
WPL	150.0	Debentures	4.6%	Jun-2020	Repay short-term debt, fund capital expenditures and for general working capital purposes

In 2010, significant retirements of long-term debt were as follows (dollars in millions):

Company	Principal Amount	Type	Interest Rate	Original Due Date
IPL	$200.0	Senior debentures	6.75%	Mar-2011
WPL	100.0	Debentures	7.625%	Mar-2010

Refer to Note 9(b) of the “Combined Notes to Consolidated Financial Statements” for additional information on long-term debt.

Alliant Energy, IPL and WPL currently expect to issue up to $550 million, $100 million and $300 million, respectively, of long-term debt in 2012. As a result of the enactment of the NDAA, Alliant Energy, IPL and WPL are currently re-evaluating their options for government incentive elections for IPL’s Whispering Willow - East wind project and WPL’s Bent Tree - Phase I wind project. The outcome of this re-evaluation along with other factors could impact the timing and amounts of these long-term issuances.

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

		Standard & Poor’s Ratings Services	Moody’s Investors Service
Alliant Energy:	Corporate/issuer	BBB+	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	BBB	Baa1
	Outlook	Stable	Negative

IPL:	Corporate/issuer	BBB+	A3
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	BBB+	A3
	Preferred stock	BBB-	Baa2
	Outlook	Stable	Negative

WPL:	Corporate/issuer	A-	A2
	Commercial paper	A-2	P-1
	Senior unsecured long-term debt	A-	A2
	Preferred stock	BBB	Baa1
	Outlook	Stable	Negative

Resources	Corporate/issuer	BBB+	Not rated

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating. Each of Alliant Energy, IPL or WPL assumes no obligation to update their respective credit ratings. Refer to Note 12 of the “Combined Notes to Consolidated Financial Statements” for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -

Synthetic Leases - Alliant Energy and WPL utilize off-balance sheet synthetic operating leases related to the financing of certain corporate headquarters (Alliant Energy) and utility railcars (WPL). Synthetic leases provide favorable financing rates to Alliant Energy and WPL while allowing them to maintain operating control of their leased assets. Alliant Energy currently plans to exercise its option under the corporate headquarters lease and purchase the building at the expiration of the lease term in April 2012. Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for future minimum lease payments and residual value guarantees associated with these synthetic leases.

Special Purpose Entities - Effective April 1, 2010, IPL entered into an amended and restated Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. In 2011 and 2010, IPL evaluated the third-party financial institution that purchases IPL’s receivable assets under the Agreement and believes that the third-party financial institution is a variable interest entity. However, IPL does not have a variable interest in the third-party financial institution. Refer to “Cash Flows - Operating Activities - IPL’s Sales of Accounts Receivable Program” and Note 4(a) of the “Combined Notes to Consolidated Financial Statements” for further discussion of IPL’s sales of accounts receivable program. Refer to Note 20 of the “Combined Notes to Consolidated Financial Statements” for information regarding variable interest entities.

Guarantees, Surety Bonds and Indemnifications - Alliant Energy has guarantees, surety bonds and indemnifications outstanding at Dec. 31, 2011 related to its prior divestiture activities and RMT’s performance obligations related to various wind and solar projects. Refer to Note 13(c) of the “Combined Notes to Consolidated Financial Statements” for additional information.

Certain Financial Commitments -

Contractual Obligations - Alliant Energy’s, IPL’s and WPL’s consolidated long-term contractual obligations as of Dec. 31, 2011 were as follows (in millions):

Alliant Energy

	2012	2013	2014	2015	2016	Thereafter	Total
Operating expense purchase obligations (Note 13(a)):
Purchased power and fuel commitments (a)	$589	$451	$108	$41	$21	$17	$1,227
SO2 emission allowances	—	—	—	12	14	8	34
Other (b)	89	24	—	—	—	—	113
Long-term debt maturities (Note 9(b))	1	1	298	183	3	2,230	2,716
Interest - long-term debt obligations	153	153	152	138	134	1,787	2,517
Operating leases (Note 3(a))	110	28	8	5	3	20	174
Capital leases (Note 3(b))	1	1	1	—	—	1	4

	$943	$658	$567	$379	$175	$4,063	$6,785

IPL

	2012	2013	2014	2015	2016	Thereafter	Total
Operating expense purchase obligations (Note 13(a)):
Purchased power and fuel commitments (a)	$313	$248	$70	$17	$8	$10	$666
SO2 emission allowances	—	—	—	12	14	8	34
Other (b)	49	16	—	—	—	—	65
Long-term debt maturities (Note 9(b))	—	—	38	150	—	1,125	1,313
Interest - long-term debt obligations	74	74	74	70	67	780	1,139
Operating leases (Note 3(a))	4	4	3	3	2	17	33
Capital leases	—	—	1	—	—	1	2

	$440	$342	$186	$252	$91	$1,941	$3,252

WPL

	2012	2013	2014	2015	2016	Thereafter	Total
Operating expense purchase obligations (Note 13(a)):
Purchased power and fuel commitments (a)	$188	$141	$38	$24	$13	$7	$411
Other (b)	8	8	—	—	—	—	16
Long-term debt maturities (Note 9(b))	—	—	8	31	—	1,050	1,089
Interest - long-term debt obligations	66	66	66	65	64	993	1,320
Operating leases (Note 3(a))	64	24	5	1	—	1	95
Capital lease - Sheboygan Falls Energy Facility (Note 3(b))	15	15	15	15	15	128	203
Capital leases - other	1	1	—	—	—	—	2

	$342	$255	$132	$136	$92	$2,179	$3,136

(a)	Purchased power and fuel commitments represent normal business contracts used to ensure adequate purchased power, coal and natural gas supplies and to minimize exposure to market price fluctuations. Alliant Energy, through its subsidiary Corporate Services, has entered into various coal commitments that have not yet been directly assigned to IPL and WPL. Such commitments are included in the Alliant Energy purchased power and fuel commitments but are not included in the IPL or WPL purchased power and fuel commitments.
(b)	Other operating expense purchase obligations represent individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2011.

At Dec. 31, 2011, Alliant Energy, IPL and WPL had $24 million, $11 million and $13 million, respectively, of uncertain tax positions recorded as liabilities, which are not included in the above tables. It is uncertain if, and when, such amounts may be settled with the respective taxing authorities. Related to these uncertain tax positions, Alliant Energy, IPL and WPL also recorded liabilities for potential interest of $0.4 million, $0.4 million and $0, respectively, at Dec. 31, 2011, which are also not included in the above tables.

Refer to Note 6(a) of the “Combined Notes to Consolidated Financial Statements” for anticipated pension and other postretirement benefits funding amounts, which are not included in the above tables. Refer to “Cash Flows - Investing Activities - Construction and Acquisition Expenditures” for additional information on Alliant Energy’s, IPL’s and WPL’s construction and acquisition programs. In addition, at Dec. 31, 2011, there were various other long-term liabilities and deferred credits included on the respective Consolidated Balance Sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s, IPL’s and WPL’s primary market risk exposures are associated with commodity prices, investment prices and interest rates. Alliant Energy, IPL and WPL have risk management policies to monitor and assist in controlling these market risks and use derivative instruments to manage some of the exposures. Refer to Notes 1(i) and 12 of the “Combined Notes to Consolidated Financial Statements” for further discussion of Alliant Energy’s, IPL’s and WPL’s derivative instruments.

Commodity Price - Alliant Energy, IPL and WPL are exposed to the impact of market fluctuations in the price and transportation costs of commodities they procure and market. Alliant Energy, IPL and WPL employ established policies and procedures to mitigate their risks associated with these market fluctuations including the use of various commodity derivatives and contracts of various durations for the forward sale and purchase of these commodities. Alliant Energy’s, IPL’s and WPL’s exposure to commodity price risks in their utility businesses is also significantly mitigated by current rate making structures in place for recovery of their electric production fuel and purchased energy expenses (fuel-related costs) as well as their cost of natural gas purchased for resale. IPL’s electric and gas tariffs and WPL’s wholesale electric and gas tariffs provide for subsequent monthly adjustments to their tariff rates for material changes in prudently incurred commodity costs. IPL’s and WPL’s rate mechanisms, combined with commodity derivatives, significantly reduce commodity risk associated with their electric and gas margins.

WPL’s retail electric margins have the most exposure to the impact of changes in commodity prices for Alliant Energy and WPL due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs, which became effective on Jan. 1, 2011. The cost recovery mechanism applicable for WPL’s retail electric customers is based on forecasts of fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. Under the new cost recovery mechanism, if WPL’s actual fuel-related costs fall outside this fuel monitoring range during the test period, WPL is authorized to defer the incremental under-/over-collection of fuel-related costs from retail electric customers that are outside the approved ranges. Deferral of under-collection of fuel-related costs are reduced to the extent WPL’s return on common equity during the fuel cost plan year exceeds the most recently authorized return on common equity. WPL’s retail fuel-related costs incurred in 2011 were higher than forecasted retail fuel-related costs approved by the PSCW in December 2010 resulting in an under-collection of fuel-related costs for 2011 of approximately $4 million. The amount of under-collected fuel-related costs for 2011 did not fall outside of the fuel monitoring range and therefore did not qualify for deferral.

In December 2011, the PSCW approved annual forecasted fuel-related costs per MWh of $25.98 based on $357 million of variable fuel costs for WPL’s 2012 test period. These 2012 fuel-related costs, excluding deferred CSAPR compliance costs, will be monitored using an annual bandwidth of plus or minus 2%. The December 2011 order also required WPL to defer direct CSAPR compliance costs that are not included in the fuel monitoring level and set a zero percent tolerance band for the CSAPR-related deferral. Subsequent to the PSCW order issued in December 2011, the D.C. Circuit Court stayed the implementation of CSAPR and CAIR remains effective. Alliant Energy and WPL are currently unable to predict the final outcome of the CSAPR stay and its impact on their financial condition or results of operations. Based on the cost recovery mechanism in Wisconsin and the annual forecasted fuel-related costs and fuel monitoring range approved by the PSCW in December 2011, Alliant Energy and WPL currently estimate the commodity risk exposure to WPL’s electric margins in 2012 is approximately $6 million. This amount excludes any potential additional risk if WPL’s return on common equity during 2012 exceeds its most recently authorized return on common equity.

Refer to “Rate Matters” and Note 1(h) of the “Combined Notes to Consolidated Financial Statements” for additional details of utility cost recovery mechanisms that significantly reduce commodity risk for IPL and WPL.

Investment Price - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in debt and equity securities, largely related to securities held by their pension and other postretirement benefits plans. Refer to Note 6(a) of the “Combined Notes to Consolidated Financial Statements” for details of the debt and equity securities held by their pension and other postretirement benefits plans. Refer to “Critical Accounting Policies and Estimates - Pensions and Other Postretirement Benefits” for the impact on Alliant Energy’s retirement plan costs of changes in the rate of returns earned by its plan assets.

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate short-term borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates as a result of cash proceeds outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate short-term borrowings and cash proceeds outstanding under IPL’s sales of accounts receivable program at Dec. 31, 2011, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $2.4 million, $1.5 million and $0.3 million, respectively.

Refer to Notes 4(a) and 9(a) of the “Combined Notes to Consolidated Financial Statements” for additional information on cash proceeds outstanding under IPL’s sales of accounts receivable program and variable-rate short-term borrowings, respectively. Refer to “Critical Accounting Policies and Estimates - Pensions and Other Postretirement Benefits” for the impacts of changes in discount rates on retirement plan obligations and costs.

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

Contingencies - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimated based upon current available information. The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that Alliant Energy, IPL and WPL make in accounting for contingencies, and the gains and losses that they record upon the ultimate resolution of these uncertainties, could have a significant effect on the results of operations and the amount of assets and liabilities in their financial statements. Note 13 of the “Combined Notes to Consolidated Financial Statements” provides discussion of contingencies assessed at Dec. 31, 2011 including various pending legal proceedings that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

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

Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies and historical decisions by applicable regulatory agencies regarding similar regulatory assets and regulatory liabilities. The judgments used by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these judgments may result in a material impact on Alliant Energy’s, IPL’s and WPL’s results of operations and the amount of assets and liabilities in their financial statements. Note 1(b) of the “Combined Notes to Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and regulatory liabilities assessed at Dec. 31, 2011 as well as material changes to these regulatory assets and regulatory liabilities during 2011.

Long-Lived Assets - Alliant Energy, IPL and WPL complete periodic assessments regarding the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include assets within their non-regulated operations, which are not yet generating cash flows, and assets within their regulated operations, which may not be fully recovered from IPL’s and WPL’s customers as a result of regulatory decisions in the future.

Non-regulated Operations - Factors considered in determining if an impairment review is necessary for long-lived assets within non-regulated operations include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the acquired assets or business strategy related to such assets, and significant negative industry, regulatory or economic trends. When an impairment review is deemed necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset exceeds the expected undiscounted future cash flows, an impairment loss is recognized equal to the amount the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Alliant Energy’s, IPL’s and WPL’s long-lived assets within their non-regulated operations assessed in 2011 included the Franklin County wind project and wind sites currently expected to be used to develop future wind projects.

Franklin County Wind Project - In 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment from a master supply agreement with Vestas at Resources to build a non-regulated 100 MW wind project in Iowa, referred to as the Franklin County wind project. Alliant Energy performed an evaluation of the recoverability of the carrying value of the Franklin County wind project given reductions in forward electricity prices in 2011 and concluded the undiscounted cash flows expected from the Franklin County wind project during its estimated useful life exceeded its carrying value as of Dec. 31, 2011, resulting in no impairment. Changes in the estimated cash flows could result in the undiscounted cash flows being less than the carrying amount and a future material impairment could be required. Primary factors that could have an effect on the future expected cash flows for the project include the price of electricity generated from the project during its useful life, the amount of government incentives available for the project, costs to construct the project, the volume of electricity generated and the expected life of the project. An impairment of the Franklin County wind project could be triggered in the future if long-term electricity prices stay at current depressed levels or decline even further, if Resources is not able to complete the wind project in time to qualify for government incentives, if costs to construct the project significantly exceed current estimates or if the expected output or life of the project is significantly reduced. As of Dec. 31, 2011, the capitalized expenditures for the project were $153 million, excluding any capitalized interest costs. The Franklin County wind project is currently expected to cost up to $235 million, excluding any capitalized interest costs, to complete.

Undeveloped Wind Sites - As of Dec. 31, 2011, Alliant Energy, IPL and WPL have undeveloped wind sites with capitalized costs of $26 million, $13 million and $13 million, respectively, related to IPL’s 200 MW of wind site capacity in Franklin County, Iowa and WPL’s 200 MW of wind site capacity in Freeborn County, Minnesota. Alliant Energy, IPL and WPL assessed the recoverability of these undeveloped wind sites given further reductions in forward fossil fuel prices in 2011 and concluded no impairments were required as of Dec. 31, 2011. Changes in the estimated cash flows from these remaining undeveloped wind sites could result in the undiscounted future cash flows from the wind sites being less than the carrying amount of the wind sites and a future material impairment could be required. The future expected cash flows from the undeveloped wind sites are dependent on the future demand of wind energy in the region where the wind sites are located. The future demand of wind energy in the region where the wind sites are located is dependent on various factors including future government incentives for wind projects, energy policy and legislation including federal and state renewable energy standards and regulation of carbon emissions, electricity and fossil fuel prices, transmission constraints in the region where the wind sites are located and further technological advancements for wind generation. Alliant Energy, IPL and WPL currently believe, based on a combination of the various factors, further wind development in the region where the wind sites are located will occur. Alliant Energy, IPL and WPL could realize an impairment related to these wind sites if one or more of these factors are no longer expected to occur, or actions by regulatory agencies with jurisdiction over IPL or WPL indicate the costs of the undeveloped wind sites would not be approved to be recovered from customers.

Regulated Operations - Long-lived assets within regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL are disallowed recovery of any portion of the carrying value of their regulated property, plant and equipment, an impairment charge is recognized equal to the amount of the carrying value that was disallowed. If IPL or WPL are disallowed a full or partial return on the carrying value of their regulated property, plant and equipment, an impairment charge is recognized equal to the difference between the carrying amount of the asset and the present value of the future revenues expected from their regulated property, plant and equipment. Alliant Energy’s, IPL’s and WPL’s long-lived assets that may not be fully recovered from customers that were assessed in 2011 included the Whispering Willow - East wind project and generating units subject to early retirement.

Whispering Willow - East Wind Project - Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for discussion of an $8 million impairment of the Minnesota retail portion of IPL’s Whispering Willow - East wind project costs during 2011 based on the MPUC’s August 2011 order.

Generating Units Subject to Early Retirement - Due to current and proposed environmental regulations including, among others, the Utility MACT Rule issued by the EPA in December 2011 and CSAPR issued by the EPA in July 2011, Alliant Energy, IPL and WPL are evaluating future plans for their electric generation fleet. One of the outcomes of the evaluation could be the early retirement of certain older and less-efficient EGUs. When it becomes probable that an EGU will be retired before the end of its useful life, Alliant Energy, IPL and WPL must assess whether it is probable that less than full recovery will be provided by its regulators on the remaining carrying value of the EGU. If it is probable that regulators will not allow full recovery of and a return on the remaining carrying amount of the asset, an impairment charge is recorded for the portion of the remaining carrying value that is disallowed recovery. Alliant Energy, IPL and WPL completed an evaluation of their EGUs that are being assessed for early retirement in 2011 and concluded no impairment charges were required as of Dec. 31, 2011. Changes in the probability of regulators allowing full recovery of and return on the remaining carrying amount of these EGUs could result in future material impairments.

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

As of Dec. 31, 2011, unbilled revenues associated with Alliant Energy’s utility operations were $140 million ($65 million at IPL and $75 million at WPL). Note 4(a) of the “Combined Notes to Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of Dec. 31, 2011 sold to a third-party financial institution under an amended and restated Receivables Purchase and Sale Agreement that became effective in 2010.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL sponsor various defined benefit pension and other postretirement benefits plans that provide benefits to a significant portion of their employees. Alliant Energy, IPL and WPL make assumptions and judgments periodically to estimate the obligations and costs related to their retirement plans. There are many judgments and assumptions involved in determining an entity’s pension and other postretirement liabilities and costs each period including employee demographics (including age, life expectancies and compensation levels), discount rates, assumed rate of returns and funding. Changes made to the plan provisions may also impact current and future benefits costs. Judgments and assumptions are supported by historical data and reasonable projections and are reviewed at least annually. As of Dec. 31, 2011 (the most recent measurement date), future assumptions for Alliant Energy, IPL and WPL included the following:

	Alliant Energy		IPL		WPL
	Defined Benefit Pension Plans	Other Post- retirement Benefits Plans	Defined Benefit Pension Plans	Other Post- retirement Benefits Plans	Defined Benefit Pension Plans	Other Post- retirement Benefits Plans
Discount rate to calculate benefit obligations (a)	4.86%	4.6%	4.95%	4.6%	4.95%	4.6%
Future annual expected rate of return on plan assets (b)	7.9%	7%	7.9%	7.3%	7.9%	6.3%

(a)	In selecting an assumed discount rate, management reviews various corporate Aa bonds in an investment portfolio, which provides for the plans’ projected benefit payments over their remaining expected period.
(b)	Future annual expected rates of return on plan assets are based on projected long-term equity and bond returns, maturities and asset allocations.

The following table shows Alliant Energy’s, IPL’s and WPL’s impacts of changing certain key actuarial assumptions discussed above (in millions):

Alliant Energy

	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at Dec. 31, 2011	Impact on 2012 Net Periodic Benefit Costs	Impact on Projected Benefit Obligation at Dec. 31, 2011	Impact on 2012 Net Periodic Benefit Costs
1% change in discount rate	$132	$8	$21	$2
1% change in expected rate of return	—	9	—	1
1% change in medical trend rates	—	—	3	1

IPL

	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at Dec. 31, 2011	Impact on 2012 Net Periodic Benefit Costs	Impact on Projected Benefit Obligation at Dec. 31, 2011	Impact on 2012 Net Periodic Benefit Costs
1% change in discount rate	$61	$4	$9	$1
1% change in expected rate of return	—	4	—	1
1% change in medical trend rates	—	—	1	—

WPL

	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at Dec. 31, 2011	Impact on 2012 Net Periodic Benefit Costs	Impact on Projected Benefit Obligation at Dec. 31, 2011	Impact on 2012 Net Periodic Benefit Costs
1% change in discount rate	$57	$4	$8	$1
1% change in expected rate of return	—	4	—	—
1% change in medical trend rates	—	—	1	—

Note 6(a) of the “Combined Notes to Consolidated Financial Statements” provides additional details of pension and other postretirement benefits plans. Note 13(c) of the “Combined Notes to Consolidated Financial Statements” provides recent developments of the class action lawsuit filed against the Cash Balance Plan in 2008 and details of an amendment to the Cash Balance Plan in 2011 to comply with a settlement agreement reached with the IRS, which resulted in a favorable determination letter for the Plan.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations. Alliant Energy’s, IPL’s and WPL’s critical assumptions and judgments for 2011 include projections of Alliant Energy’s future taxable income used to determine its ability to utilize net operating loss and credit carryforwards prior to their expiration, state apportionment projections and the interpretation of tax laws regarding uncertain tax positions.

Federal Net Operating Loss Carryforward Utilization - Alliant Energy’s federal tax returns for calendar years 2009 and 2010 have included net operating losses primarily due to bonus depreciation deductions allowed in its 2009 tax return, and a change in tax method of accounting for mixed service costs and bonus depreciation deductions allowed in its 2010 tax return. Alliant Energy also currently anticipates a federal net operating loss on its federal tax returns for calendar years 2011 and 2012 primarily due to additional bonus depreciation deductions eligible under new tax legislation enacted in 2010 and contributions made to Alliant Energy’s, IPL’s and WPL’s qualified defined benefit pension plans in 2011. Federal net operating losses for each calendar year can be utilized to offset federal taxable income in other years by generally carrying the losses back two years or forward 20 years. Alliant Energy carried back a portion of the net operating losses generated in 2009 and currently plans to utilize the remaining portion of its federal net operating loss carryforward of approximately $1.0 billion at Dec. 31, 2011 to offset federal taxable income in the future. Based on current projections of Alliant Energy’s future federal taxable income, Alliant Energy currently plans to utilize its current federal net operating loss carryforwards prior to their expiration, therefore no valuation allowances have been recorded by Alliant Energy, IPL and WPL for deferred tax assets associated with their federal net operating loss carryforwards as of Dec. 31, 2011. Changes in assumptions regarding Alliant Energy’s future federal taxable income could require valuation allowances in the future resulting in a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Federal Tax Credit Carryforward Utilization - Alliant Energy generates federal tax credits each year primarily based on the amount of electricity generated by wind projects at IPL and WPL and the amount of its research and development activities. In addition, in prior years, Alliant Energy generated significant non-conventional source fuel credits. Federal tax credits reduce Alliant Energy’s federal income tax obligations in calendar years that Alliant Energy generates sufficient federal taxable income to utilize the tax credits. If Alliant Energy does not generate sufficient federal taxable income to utilize the federal tax credits generated for that year, the federal tax credits can be carried back and carried forward to be utilized to reduce federal income tax in prior or subsequent years. The federal tax credits have different expiration periods with the most stringent limiting the carryforward period to 20 years. Alliant Energy currently plans to utilize the remaining portion of its federal tax credit carryforward of approximately $109 million at Dec. 31, 2011 to offset federal tax obligations in the future. Based on current projections of Alliant Energy’s future federal taxable income, Alliant Energy currently plans to utilize all current federal tax credit carryforwards prior to their expiration, therefore no valuation allowances have been recorded by Alliant Energy, IPL and WPL for deferred tax assets associated with their federal tax credit carryforwards as of Dec. 31, 2011. Changes in assumptions regarding Alliant Energy’s future federal taxable income could require valuation allowances in the future resulting in a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

State Net Operating Loss Carryforward Utilization - Alliant Energy, IPL and WPL generated significant state net operating losses over the past 20 years that are currently being carried forward. At Dec. 31, 2011, Alliant Energy’s, IPL’s and WPL’s state net operating loss carryforwards are estimated at $0.8 billion, $0.2 billion and $0.1 billion, respectively. At Dec. 31, 2011, Alliant Energy’s state net operating losses being carried forward had expiration dates ranging from 2014 through 2031 with 99% expiring after 2020 (dates ranging from 2022 through 2030 for IPL and dates ranging from 2022 through 2031 for WPL). Based on current projections of their future state taxable income, Alliant Energy, IPL and WPL plan to utilize a significant majority of their current state net operating loss carryforwards prior to their expiration. Note 5 of the “Combined Notes to Consolidated Financial Statements” provides further discussion of carryforwards including $19 million of income tax benefits recognized by Alliant Energy in 2011 from the reversal of a portion of the valuation allowances for state net operating loss carryforwards recorded as of Dec. 31, 2010 due to Wisconsin tax legislation enacted in 2011. Changes in assumptions regarding Alliant Energy’s, IPL’s and WPL’s future state taxable income could require valuation allowances in the future resulting in a material impact on their financial condition and results of operations.

State Apportionment - Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax group, including both its regulated operations and its non-regulated operations. A significant change in the forecasted amount of revenues from each state jurisdiction for Alliant Energy’s consolidated tax group could have a material impact on Alliant Energy’s, IPL’s and WPL’s deferred tax assets and liabilities. Alliant Energy, IPL and WPL may record approximately $15 million, $8 million and $7 million, respectively, of income tax expense in 2012 due to changes in state apportionment projections caused by the planned sale of the RMT business. A significant majority of any additional income tax expense recognized from changes in state apportionment projections will be recorded at IPL and WPL due to their large deferred tax liability positions at Dec. 31, 2011.

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

IPL’s Tax Benefit Rider - In 2010, the IUB authorized IPL to create a regulatory liability account and credit such account for any potential tax benefits resulting from changes in tax accounting methodologies and tax elections available under the Internal Revenue Code. As of Dec. 31, 2011, Alliant Energy and IPL have recognized $411 million of regulatory liabilities from the aggregate amount of such tax benefits estimated to-date, of which $61 million was utilized to credit IPL’s retail electric customer bills in Iowa in 2011 and $81 million is expected to be utilized to credit IPL’s retail electric customer bills in Iowa in 2012. The remaining amounts of regulatory liabilities to be returned to customers under the tax benefit rider will be determined by the IUB in the future and is dependent on the amount of tax benefits sustained under IRS audit and therefore is subject to change. Alliant Energy and IPL have also recognized $411 million of regulatory assets to-date to reflect the benefit IPL expects to receive from its Iowa retail customers in the future through increased rates as the significant temporary differences associated with these tax benefits reverse into current income tax expense in the future.

The potential tax benefits addressed by the tax benefit rider relate to the tax treatment of the allocation of flood insurance proceeds isolated to 2008 and repair expenditures and mixed service costs that are expected to continue in the future. The IUB authorized IPL to continue to credit such regulatory liability account with the tax benefits from repairs expenditures and mixed service costs until such time as the IRS finalizes the audit for such tax benefits. Once the IRS finalizes the audit of the deductions for repairs expenditures and mixed service costs, any future tax benefits resulting from such deductions at IPL, along with IPL’s reversal of previously recorded regulatory assets related to such tax benefits, will be recorded to Alliant Energy’s and IPL’s income tax expense rather than recorded to their regulatory liabilities. Depending on when the IRS finalizes the audit of the deductions for repairs expenditures and mixed service costs and the amount of such deductions in future periods compared to the amount of temporary differences from historical tax benefits that are reversing into income tax expense in future periods, Alliant Energy and IPL could incur material changes to income tax expense in the future beginning as early as 2012. Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for further discussion of the tax benefit rider.

Electric Transmission Service Charges -

Rates Charged by ITC - IPL currently receives substantially all its transmission services from ITC. The annual transmission service rates that ITC charges its customers are calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment “O.” The Attachment “O” rate is based on ITC’s projected net revenue requirement for the upcoming calendar year (i.e. the year the rates will be billed) as well as a true-up adjustment for any over- or under-recovered amounts from the previous calendar year (i.e. two years prior to the year the rates will be billed). Because Attachment “O” is a FERC-approved formula rate, ITC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by FERC if the rates proposed by ITC are determined by FERC to be unjust or unreasonable or another mechanism is determined by FERC to be just and reasonable.

In September 2011, ITC filed with MISO the Attachment “O” rate it proposes to charge its customers in 2012 for electric transmission services. The proposed rate was based on ITC’s net revenue requirement for 2012 as well as a true-up adjustment credit of approximately $4 million related to amounts that ITC over-recovered from its customers in 2010. The 2012 Attachment “O” rate filed with MISO is approximately the same as the rate ITC charged its customers in 2011, which included the impact of a $23 million true-up adjustment related to amounts that ITC under-recovered from its customers in 2009. In January 2011, the IUB issued an order authorizing IPL to use $20 million of the regulatory liability related to its electric transmission assets sale to offset the Iowa retail portion of the 2009 under-recovered costs expected to be billed to IPL by ITC in 2011. Excluding the impacts of the under-recovered costs from 2009 that were offset with regulatory liabilities in 2011, IPL currently estimates the electric transmission service costs expected to be billed in 2012 will be approximately $20 million to $25 million higher than the comparable costs billed in 2011. IPL expects to recover a significant portion of these higher transmission service costs in 2012 with the automatic transmission cost recovery rider approved by the IUB and implemented in February 2011. Refer to “Rate Matters” for additional details of the transmission cost recovery rider.

FERC Audit of ITC - FERC audit staff conducted an audit of ITC’s compliance with certain of the FERC’s regulations and conditions established in FERC’s approval of ITC’s acquisition of IPL’s electric transmission assets. In September 2011, FERC audit staff issued an audit report that identified certain findings and recommendations related to specific aspects of the accounting treatment for the acquisition which, if approved by FERC, have the potential to result in adjustments to ITC’s annual revenue requirement calculations and corresponding refunds to IPL. In October 2011, ITC filed a request challenging the FERC audit staff’s findings related to the accounting treatment for the acquisition. Alliant Energy and IPL are currently unable to determine the ultimate impact that this matter may have on their financial condition and results of operation, but believe the outcome could be material to their future electric transmission service expense billed by ITC.

MISO Transmission Cost Allocation - In July 2010, MISO filed a proposed revised tariff with FERC for a new category of transmission projects called Multi-Value Projects (MVPs). MVPs include new large scale transmission projects that enable the reliable and economic delivery of energy in support of documented energy policy mandates or provide economic value across multiple pricing zones within MISO. The MVP category is intended to facilitate the integration of large amounts of location-constrained resources including renewable resources, support MISO member and customer compliance with evolving state and federal energy policy requirements, enable MISO to address multiple reliability needs and provide economic opportunities through regional transmission development. The proposed revised tariff would allow certain costs of MVPs to be socialized across the entire MISO footprint based on energy usage by the MISO participants to ensure that areas within the MISO footprint that have large amounts of generation and a small share of load are not allocated a disproportionate amount of the costs for MVPs. In December 2010, FERC conditionally approved MISO’s proposal for the MVP transmission cost allocation. In July 2011, MISO submitted a compliance filing, which FERC conditionally approved in October 2011, and also requested that MISO submit additional compliance filings. Alliant Energy, IPL and WPL are currently unable to determine the ultimate impact that the revised tariff may have on their financial condition and results of operation, but believe the outcome could be material to their future electric transmission service expense.

Government Incentives for Wind Projects - Alliant Energy’s, IPL’s and WPL’s generation plans have included building wind projects to produce electricity to meet customer demand and renewable portfolio standards. In addition to producing electricity, these wind projects may also generate material incentives depending on when they are placed in service. The ARRA enacted in 2009 provided incentives to owners of wind projects placed into service between Jan. 1, 2009 and Dec. 31, 2012. The incentive options available to qualified wind projects under the ARRA include production tax credits for a 10-year period based on the electricity output generated by the wind project, an investment tax credit equal to 30% of the qualified cost basis of the wind project, or a government grant equal to 30% of the qualified cost basis of wind projects that began construction in 2009 and 2010. In 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 modified the requirements for the government grant incentive. The government grant incentive is now available for qualified wind projects that began construction in 2009, 2010 and 2011 and are placed into service by Dec. 31, 2012.

Alliant Energy’s generation plan has four wind projects that currently qualify, or may qualify, for one of the government incentives. The four wind projects are WPL’s Cedar Ridge wind project (68 MW capacity) that began generating electricity in late 2008, IPL’s Whispering Willow - East wind project (200 MW capacity) that began generating electricity in late 2009, WPL’s Bent Tree - Phase I wind project (200 MW capacity) that began generating electricity in late 2010, and Resources’ Franklin County wind project (100 MW capacity) that is currently under construction. Based on an evaluation of the most beneficial alternative for customers, Alliant Energy, IPL and WPL chose to recognize production tax credits for the three eligible wind projects that are already generating electricity.

In December 2011, the NDAA was enacted. As a result, utilities are no longer subject to a tax normalization violation if they provide the benefits of the government grant incentive to their customers over a shorter time period than the regulatory life of the project assets. This provision of the NDAA can be applied retroactively to renewable energy projects placed into service since 2009. As a result of the enactment of NDAA, Alliant Energy, IPL and WPL are currently re-evaluating their options for government incentive elections for IPL’s Whispering Willow - East wind project and WPL’s Bent Tree - Phase I wind project. Resources currently anticipates applying for the government grant incentive for its Franklin County wind project, which is expected to be placed into service by the end of 2012. Refer to “Legislative Matters” for further discussion of the NDAA.

Production Tax Credits - As stated above, Alliant Energy, IPL and WPL are currently re-evaluating their options for the governmental incentive elections as a result of the NDAA. If Alliant Energy, IPL and WPL decide not to pursue a retroactive election of the government grant incentive, they will continue to earn production tax credits for their wind projects already generating electricity. The amount of production tax credits earned is dependent on the level of electricity output generated by each wind project, which is impacted by a variety of operating and economic parameters including transmission availability. Any incentives for IPL’s and WPL’s wind projects are expected to be utilized in determining customers’ rates. Production tax credits earned in 2009, 2010 and 2011, along with estimates of production tax credits currently expected to be earned in 2012, for these wind projects are as follows (in millions):

	2009	2010	2011	2012
Whispering Willow - East (IPL)	$1	$8	$12	$12 - $13
Cedar Ridge (WPL)	4	3	5	3 - 4
Bent Tree - Phase I (WPL)	—	1	9	11 - 12

	$5	$12	$26	$26 - $29

ATC - In April 2011, Duke Energy Corporation and ATC announced the creation of Duke-American Transmission Co. (DATC), a joint venture that is expected to build, own and operate new electric transmission infrastructure in North America. In September 2011, DATC announced its first set of transmission projects, which include seven new transmission lines in five Midwestern states to be constructed over the next 10 years for an aggregate cost of approximately $4 billion. These transmission projects are subject to approval by various regulatory agencies. WPL currently owns a 16% ownership interest in ATC. WPL’s investment in ATC generated equity income of $38 million and cash distributions of $31 million in 2011 for Alliant Energy and WPL. Alliant Energy and WPL are currently unable to determine what impacts the joint venture and transmission line projects noted above will have on their future equity income, distributions from ATC, capital contributions to ATC, or ownership in ATC.

Incentive Compensation Plans - Alliant Energy’s total compensation package includes an incentive compensation program, which provides substantially all of Alliant Energy’s non-bargaining employees an opportunity to receive annual short-term incentive cash payments based on the achievement of specific annual operational and financial performance measures. The operational performance measures for 2012 relate to diversity, safety, customer satisfaction, service reliability and the availability of certain generating facilities. The financial performance measures for 2012 relate to utility earnings per share from continuing operations and cash flows from operations generated by IPL, WPL and Corporate Services, as adjusted pursuant to the terms of the OIP. In addition, the total compensation program for certain key employees includes long-term incentive awards issued under an equity incentive plan. Alliant Energy allocates a significant portion of incentive compensation plan costs to IPL and WPL. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for discussion of higher incentive-related compensation expenses in 2010 and Note 6(b) of the “Combined Notes to Consolidated Financial Statements” for details of long-term incentive awards. Alliant Energy, IPL and WPL are currently unable to determine what impacts these incentive compensation plans will have on their future financial condition or results of operations.

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

Alliant Energy’s management assessed the effectiveness of Alliant Energy’s internal control over financial reporting as of December 31, 2011 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Alliant Energy’s management concluded that, as of December 31, 2011, Alliant Energy’s internal control over financial reporting was effective.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has audited Alliant Energy’s internal control over financial reporting. That report is set forth immediately prior to the report of Deloitte & Touche LLP on the financial statements included herein.

/s/ WILLIAM D. HARVEY
William D. Harvey
Chairman and Chief Executive Officer

/s/ THOMAS L. HANSON
Thomas L. Hanson
Vice President and Chief Financial Officer

/s/ ROBERT J. DURIAN
Robert J. Durian
Controller and Chief Accounting Officer

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation

Madison, Wisconsin

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation

Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, common equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 27, 2012

ALLIANT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$2,635.8	$2,674.2	$2,475.9
Gas	476.7	480.6	525.3
Other	62.0	64.6	92.9
Non-regulated	490.8	196.7	333.2

Total operating revenues	3,665.3	3,416.1	3,427.3

Operating expenses:
Utility:
Electric production fuel and energy purchases	764.5	819.2	891.4
Purchased electric capacity	257.2	279.7	281.1
Electric transmission service	323.8	279.5	225.4
Cost of gas sold	295.2	304.0	347.9
Other operation and maintenance	630.2	617.2	599.7
Non-regulated operation and maintenance	490.9	169.5	311.9
Depreciation and amortization	323.8	291.3	273.6
Taxes other than income taxes	101.3	99.6	100.1

Total operating expenses	3,186.9	2,860.0	3,031.1

Operating income	478.4	556.1	396.2

Interest expense and other:
Interest expense	158.3	163.0	154.9
Loss on early extinguishment of debt	—	—	203.0
Equity income from unconsolidated investments, net	(39.3)	(38.1)	(36.6)
Allowance for funds used during construction	(12.0)	(18.0)	(39.7)
Interest income and other	(4.3)	(4.0)	(4.9)

Total interest expense and other	102.7	102.9	276.7

Income from continuing operations before income taxes	375.7	453.2	119.5

Income tax expense (benefit)	55.1	145.2	(9.3)

Income from continuing operations, net of tax	320.6	308.0	128.8

Income (loss) from discontinued operations, net of tax	1.3	(1.7)	0.9

Net income	321.9	306.3	129.7

Preferred dividend requirements of subsidiaries	18.3	18.7	18.7

Net income attributable to Alliant Energy common shareowners	$303.6	$287.6	$111.0

Weighted average number of common shares outstanding (basic) (000s)	110,626	110,442	110,268

Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic):
Income from continuing operations, net of tax	$2.73	$2.62	$1.00
Income (loss) from discontinued operations, net of tax	0.01	(0.02)	0.01

Net income	$2.74	$2.60	$1.01

Weighted average number of common shares outstanding (diluted) (000s)	110,678	110,521	110,352

Earnings per weighted average common share attributable to Alliant Energy common shareowners (diluted):
Income from continuing operations, net of tax	$2.73	$2.62	$1.00
Income (loss) from discontinued operations, net of tax	0.01	(0.02)	0.01

Net income	$2.74	$2.60	$1.01

Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$302.3	$289.3	$110.1
Income (loss) from discontinued operations, net of tax	1.3	(1.7)	0.9

Net income attributable to Alliant Energy common shareowners	$303.6	$287.6	$111.0

Dividends declared per common share	$1.70	$1.58	$1.50

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$8,165.4	$7,676.8
Gas plant in service	852.9	830.1
Other plant in service	510.1	499.2
Accumulated depreciation (accum. depr.)	(3,206.0)	(2,982.2)

Net plant	6,322.4	6,023.9
Construction work in progress:
Edgewater Generating Station Unit 5 emission controls (Wisconsin Power and Light Company)	77.7	17.2
Bent Tree - Phase I wind project (Wisconsin Power and Light Company)	—	154.5
Other	179.5	138.3
Other, less accum. depr. of $5.3 and $6.4	34.9	126.0

Total utility	6,614.5	6,459.9

Non-regulated and other:
Non-regulated Generation, less accum. depr. of $26.4 and $22.4	270.6	119.0
Alliant Energy Corporate Services, Inc. and other, less accum. depr. of $185.8 and $173.6	152.0	151.7

Total non-regulated and other	422.6	270.7

Total property, plant and equipment	7,037.1	6,730.6

Current assets:
Cash and cash equivalents	11.4	159.3
Accounts receivable:
Customer, less allowance for doubtful accounts	188.8	120.5
Unbilled utility revenues	75.1	82.3
Other, less allowance for doubtful accounts	116.0	213.1
Production fuel, at weighted average cost	101.9	122.8
Materials and supplies, at weighted average cost	58.5	61.6
Gas stored underground, at weighted average cost	57.7	48.6
Regulatory assets	103.6	109.0
Prepayments and other	153.5	175.5

Total current assets	866.5	1,092.7

Investments:
Investment in American Transmission Company LLC	238.8	227.9
Other	62.0	61.3

Total investments	300.8	289.2

Other assets:
Regulatory assets	1,391.4	1,032.7
Deferred charges and other	92.1	137.7

Total other assets	1,483.5	1,170.4

Total assets	$9,687.9	$9,282.9

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2011	2010
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 111,018,821 and 110,893,901 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,510.8	1,506.8
Retained earnings	1,510.2	1,394.7
Accumulated other comprehensive loss	(0.8)	(1.4)
Shares in deferred compensation trust - 262,735 and 246,301 shares at a weighted average cost of $31.68 and $30.75 per share	(8.3)	(7.6)

Total Alliant Energy Corporation common equity	3,013.0	2,893.6
Cumulative preferred stock of Interstate Power and Light Company	145.1	183.8
Noncontrolling interest	1.8	2.0

Total equity	3,159.9	3,079.4
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,703.1	2,703.4

Total capitalization	5,923.0	5,842.8

Current liabilities:
Current maturities of long-term debt	1.4	1.3
Commercial paper	102.8	47.4
Accounts payable	308.2	336.3
Regulatory liabilities	164.7	173.7
Accrued taxes	47.9	45.3
Accrued interest	46.6	46.7
Derivative liabilities	55.9	55.3
Other	127.5	160.7

Total current liabilities	855.0	866.7

Other long-term liabilities and deferred credits:
Deferred income taxes	1,592.2	1,434.3
Regulatory liabilities	745.4	626.4
Pension and other benefit obligations	312.7	303.8
Other	259.6	208.9

Total long-term liabilities and deferred credits	2,909.9	2,573.4

Commitments and contingencies (Note 13)
Total capitalization and liabilities	$9,687.9	$9,282.9

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$321.9	$306.3	$129.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	323.8	292.3	275.6
Other amortizations	56.3	51.8	42.1
Deferred tax expense and investment tax credits	10.2	216.6	94.3
Loss on early extinguishment of debt	—	—	203.0
Equity income from unconsolidated investments, net	(39.3)	(38.1)	(36.6)
Distributions from equity method investments	32.3	32.2	29.9
Equity component of allowance for funds used during construction	(7.6)	(11.2)	(28.2)
Non-cash valuation and regulated-related charges	25.5	38.0	20.4
Other	(5.2)	(4.7)	(5.7)
Other changes in assets and liabilities:
Accounts receivable	(54.3)	16.3	73.5
Sales of accounts receivable	75.0	65.0	(25.0)
Income tax refunds receivable	0.3	130.4	(102.3)
Production fuel	22.5	17.4	(28.5)
Regulatory assets	(413.1)	(20.8)	(163.9)
Regulatory liabilities	168.3	8.4	136.7
Accrued taxes	2.0	(32.4)	25.8
Derivative liabilities	10.7	(52.0)	16.3
Deferred income taxes	148.5	28.9	118.9
Non-current taxes payable	(5.1)	(66.6)	60.7
Pension and other benefit obligations	8.9	(20.1)	(190.0)
Other	21.1	27.2	10.4

Net cash flows from operating activities	702.7	984.9	657.1

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(608.1)	(833.3)	(1,149.6)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(65.3)	(33.6)	(53.0)
Advances for customer energy efficiency projects	(5.1)	(17.1)	(31.0)
Collections of advances for customer energy efficiency projects	31.0	34.2	63.6
Insurance proceeds received for property damages	—	—	37.7
Other	(4.6)	(16.7)	(16.6)

Net cash flows used for investing activities	(652.1)	(866.5)	(1,148.9)

Cash flows from (used for) financing activities:
Common stock dividends	(188.1)	(174.6)	(165.5)
Preferred dividends paid by subsidiaries	(16.8)	(18.7)	(18.7)
Payments to redeem cumulative preferred stock of Interstate Power and Light Company	(40.0)	—	—
Proceeds from issuance of long-term debt	0.4	500.0	800.2
Payments to retire long-term debt	(1.3)	(307.8)	(377.9)
Net change in short-term borrowings	55.4	(142.6)	103.9
Other	(8.1)	9.3	(21.8)

Net cash flows from (used for) financing activities	(198.5)	(134.4)	320.2

Net decrease in cash and cash equivalents	(147.9)	(16.0)	(171.6)
Cash and cash equivalents at beginning of period	159.3	175.3	346.9

Cash and cash equivalents at end of period	$11.4	$159.3	$175.3

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$157.6	$165.5	$142.4

Income taxes, net of refunds	($10.8)	($116.2)	($140.7)

Significant noncash investing and financing activities:
Accrued capital expenditures	$49.7	$75.0	$66.7

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMMON EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares in Deferred Compensation Trust	Total Alliant Energy Common Equity
	(in millions)
2009:
Beginning balance	$1.1	$1,494.9	$1,336.2	($1.4)	($7.3)	$2,823.5
Net income attributable to Alliant Energy common shareowners			111.0			111.0
Common stock dividends ($1.50 per share)			(165.5)			(165.5)
Common stock issued, repurchased and other, net		4.2			(0.6)	3.6

Ending balance	1.1	1,499.1	1,281.7	(1.4)	(7.9)	2,772.6
2010:
Net income attributable to Alliant Energy common shareowners			287.6			287.6
Common stock dividends ($1.58 per share)			(174.6)			(174.6)
Common stock issued, repurchased and other, net		7.7			0.3	8.0

Ending balance	1.1	1,506.8	1,394.7	(1.4)	(7.6)	2,893.6
2011:
Net income attributable to Alliant Energy common shareowners			303.6			303.6
Common stock dividends ($1.70 per share)			(188.1)			(188.1)
Common stock issued, repurchased and other, net		4.0			(0.7)	3.3
Other comprehensive income, net of tax				0.6		0.6

Ending balance	$1.1	$1,510.8	$1,510.2	($0.8)	($8.3)	$3,013.0

ALLIANT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net income	$321.9	$306.3	$129.7
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities, net of tax of $-, ($0.3) and $0.3	—	(0.4)	0.5
Less: reclassification adjustment for gains included in net income, net of tax of $-, $0.1 and $0.1	—	0.2	0.1

Net unrealized gains (losses) on securities, net of tax	—	(0.6)	0.4
Pension and other postretirement benefits plans adjustments, net of tax of $0.4, $0.4 and ($0.2)	0.6	0.6	(0.4)

Total other comprehensive income	0.6	—	—

Comprehensive income	322.5	306.3	129.7
Preferred dividend requirements of subsidiaries	(18.3)	(18.7)	(18.7)

Comprehensive income attributable to Alliant Energy common shareowners	$304.2	$287.6	$111.0

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

IPL’s management assessed the effectiveness of IPL’s internal control over financial reporting as of December 31, 2011 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, IPL’s management concluded that, as of December 31, 2011, IPL’s internal control over financial reporting was effective.

/s/ WILLIAM D. HARVEY
William D. Harvey
Chairman and Chief Executive Officer

/s/ THOMAS L. HANSON
Thomas L. Hanson
Vice President and Chief Financial Officer

/s/ ROBERT J. DURIAN
Robert J. Durian
Controller and Chief Accounting Officer

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Interstate Power and Light Company

Cedar Rapids, Iowa

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 27, 2012

INTERSTATE POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Operating revenues:
Electric utility	$1,408.3	$1,464.3	$1,315.6
Gas utility	276.3	274.3	308.8
Steam and other	55.5	57.2	83.6

Total operating revenues	1,740.1	1,795.8	1,708.0

Operating expenses:
Electric production fuel and energy purchases	383.1	418.0	440.1
Purchased electric capacity	147.7	145.0	136.5
Electric transmission service	219.2	179.1	131.2
Cost of gas sold	175.6	178.7	209.8
Other operation and maintenance	375.0	384.5	365.4
Depreciation and amortization	179.1	177.0	152.8
Taxes other than income taxes	52.0	51.6	50.5

Total operating expenses	1,531.7	1,533.9	1,486.3

Operating income	208.4	261.9	221.7

Interest expense and other:
Interest expense	78.7	82.2	76.5
Allowance for funds used during construction	(5.8)	(5.5)	(34.0)
Interest income and other	(0.2)	(0.5)	(0.8)

Total interest expense and other	72.7	76.2	41.7

Income before income taxes	135.7	185.7	180.0

Income tax expense (benefit)	(3.6)	42.3	27.0

Net income	139.3	143.4	153.0

Preferred dividend requirements	15.0	15.4	15.4

Earnings available for common stock	$124.3	$128.0	$137.6

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$4,684.0	$4,562.2
Gas plant in service	428.2	418.7
Steam plant in service	34.9	34.9
Other plant in service	246.4	245.3
Accumulated depreciation	(1,833.8)	(1,738.4)

Net plant	3,559.7	3,522.7
Construction work in progress	96.6	74.5
Other, less accumulated depreciation of $4.0 and $4.2	19.8	106.0

Total property, plant and equipment	3,676.1	3,703.2

Current assets:
Cash and cash equivalents	2.1	5.7
Accounts receivable, less allowance for doubtful accounts	75.2	174.1
Income tax refunds receivable	28.4	19.1
Production fuel, at weighted average cost	67.7	80.1
Materials and supplies, at weighted average cost	31.5	33.5
Gas stored underground, at weighted average cost	25.5	21.8
Regulatory assets	59.0	59.0
Prepayments and other	33.7	34.9

Total current assets	323.1	428.2

Investments	16.8	16.4

Other assets:
Regulatory assets	1,058.3	740.6
Deferred charges and other	19.2	49.2

Total other assets	1,077.5	789.8

Total assets	$5,093.5	$4,937.6

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2011	2010
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	927.7	974.0
Retained earnings	433.3	382.4

Total Interstate Power and Light Company common equity	1,394.4	1,389.8
Cumulative preferred stock	145.1	183.8

Total equity	1,539.5	1,573.6
Long-term debt, net	1,309.0	1,308.6

Total capitalization	2,848.5	2,882.2

Current liabilities:
Commercial paper	7.1	—
Accounts payable	118.2	146.0
Accounts payable to associated companies	36.7	37.1
Regulatory liabilities	137.1	155.8
Accrued taxes	43.8	62.4
Accrued interest	22.8	22.8
Derivative liabilities	24.5	23.0
Other	32.3	35.4

Total current liabilities	422.5	482.5

Other long-term liabilities and deferred credits:
Deferred income taxes	936.9	849.0
Regulatory liabilities	584.2	472.1
Pension and other benefit obligations	101.9	110.2
Other	199.5	141.6

Total other long-term liabilities and deferred credits	1,822.5	1,572.9

Commitments and contingencies (Note 13)
Total capitalization and liabilities	$5,093.5	$4,937.6

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$139.3	$143.4	$153.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	179.1	177.0	152.8
Deferred tax expense (benefit) and investment tax credits	(58.6)	116.0	73.3
Equity component of allowance for funds used during construction	(3.5)	(3.0)	(24.2)
Non-cash valuation and regulated-related charges	14.8	30.5	8.0
Other	8.7	3.7	(1.3)
Other changes in assets and liabilities:
Accounts receivable	22.4	5.1	40.6
Sales of accounts receivable	75.0	65.0	(25.0)
Income tax refunds receivable	(9.3)	84.3	(54.8)
Production fuel	12.4	21.0	(31.1)
Regulatory assets	(328.8)	(49.5)	(109.7)
Regulatory liabilities	156.3	17.5	158.9
Accrued taxes	(18.6)	(5.9)	21.9
Derivative liabilities	9.6	(29.0)	(35.2)
Deferred income taxes	145.9	42.0	116.5
Non-current taxes payable	(4.8)	(28.4)	25.8
Pension and other benefit obligations	(8.3)	(9.0)	(94.7)
Other	35.3	(31.1)	(1.6)

Net cash flows from operating activities	366.9	549.6	373.2

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(293.7)	(382.8)	(733.6)
Proceeds from sale of wind project assets to affiliate	115.3	—	—
Insurance proceeds received for property damages	—	—	37.7
Other	(22.2)	(32.2)	(16.8)

Net cash flows used for investing activities	(200.6)	(415.0)	(712.7)

Cash flows from (used for) financing activities:
Common stock dividends	(73.4)	—	—
Preferred stock dividends	(13.5)	(15.4)	(15.4)
Capital contributions from parent	54.0	50.0	150.0
Repayment of capital to parent	(100.7)	(118.2)	(106.1)
Payments to redeem cumulative preferred stock	(40.0)	—	—
Proceeds from issuance of long-term debt	—	350.0	300.0
Payments to retire long-term debt	—	(206.3)	(135.0)
Net change in short-term borrowings	7.1	(190.0)	147.6
Other	(3.4)	0.6	(7.4)

Net cash flows from (used for) financing activities	(169.9)	(129.3)	333.7

Net increase (decrease) in cash and cash equivalents	(3.6)	5.3	(5.8)
Cash and cash equivalents at beginning of period	5.7	0.4	6.2

Cash and cash equivalents at end of period	$2.1	$5.7	$0.4

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$78.0	$82.0	$70.3

Income taxes, net of refunds	$25.3	($125.9)	($87.5)

Significant noncash investing and financing activities:
Accrued capital expenditures	$23.9	$45.7	$56.2

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF COMMON EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total IPL Common Equity
	(in millions)
2009:
Beginning balance	$33.4	$998.1	$116.8	$1,148.3
Earnings available for common stock			137.6	137.6
Capital contribution from parent		150.0		150.0
Repayment of capital to parent		(106.1)		(106.1)
Other		0.2		0.2

Ending balance	33.4	1,042.2	254.4	1,330.0
2010:
Earnings available for common stock			128.0	128.0
Capital contribution from parent		50.0		50.0
Repayment of capital to parent		(118.2)		(118.2)

Ending balance	33.4	974.0	382.4	1,389.8
2011:
Earnings available for common stock			124.3	124.3
Common stock dividends			(73.4)	(73.4)
Capital contribution from parent		54.0		54.0
Repayment of capital to parent		(100.7)		(100.7)
Other		0.4		0.4

Ending balance	$33.4	$927.7	$433.3	$1,394.4

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

WPL’s management assessed the effectiveness of WPL’s internal control over financial reporting as of December 31, 2011 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, WPL’s management concluded that, as of December 31, 2011, WPL’s internal control over financial reporting was effective.

/s/ WILLIAM D. HARVEY
William D. Harvey
Chairman and Chief Executive Officer

/s/ THOMAS L. HANSON
Thomas L. Hanson
Vice President and Chief Financial Officer

/s/ ROBERT J. DURIAN
Robert J. Durian
Controller and Chief Accounting Officer

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Wisconsin Power and Light Company

Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 27, 2012

WISCONSIN POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Operating revenues:
Electric utility	$1,227.5	$1,209.9	$1,160.3
Gas utility	200.4	206.3	216.5
Other	6.5	7.4	9.3

Total operating revenues	1,434.4	1,423.6	1,386.1

Operating expenses:
Electric production fuel and energy purchases	381.4	401.2	451.3
Purchased electric capacity	109.5	134.7	144.6
Electric transmission service	104.6	100.4	94.2
Cost of gas sold	119.6	125.3	138.1
Other operation and maintenance	255.2	232.7	234.3
Depreciation and amortization	140.1	108.6	115.4
Taxes other than income taxes	43.6	41.9	41.2

Total operating expenses	1,154.0	1,144.8	1,219.1

Operating income	280.4	278.8	167.0

Interest expense and other:
Interest expense	79.9	78.6	74.8
Equity income from unconsolidated investments	(38.7)	(37.8)	(37.0)
Allowance for funds used during construction	(6.2)	(12.5)	(5.7)
Interest income and other	—	(0.1)	(0.4)

Total interest expense and other	35.0	28.2	31.7

Income before income taxes	245.4	250.6	135.3

Income taxes	81.9	98.3	45.8

Net income	163.5	152.3	89.5

Preferred dividend requirements	3.3	3.3	3.3

Earnings available for common stock	$160.2	$149.0	$86.2

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$3,481.4	$3,114.6
Gas plant in service	424.7	411.4
Other plant in service	228.8	219.0
Accumulated depreciation	(1,372.2)	(1,243.8)

Net plant	2,762.7	2,501.2
Leased Sheboygan Falls Energy Facility, less accumulated amortization of $40.6 and $34.4	83.2	89.4
Construction work in progress:
Edgewater Generating Station Unit 5 emission controls	77.7	17.2
Bent Tree - Phase I wind project	—	154.5
Other	82.9	63.8
Other, less accumulated depreciation of $1.3 and $2.2	15.1	20.0

Total property, plant and equipment	3,021.6	2,846.1

Current assets:
Cash and cash equivalents	2.7	0.1
Accounts receivable:
Customer, less allowance for doubtful accounts	76.2	84.2
Unbilled utility revenues	75.1	82.3
Other, less allowance for doubtful accounts	38.2	38.1
Income tax refunds receivable	0.7	40.6
Production fuel, at weighted average cost	34.2	42.7
Materials and supplies, at weighted average cost	25.7	25.7
Gas stored underground, at weighted average cost	32.2	26.8
Regulatory assets	44.6	50.0
Prepaid gross receipts tax	40.2	38.6
Prepayments and other	16.2	15.9

Total current assets	386.0	445.0

Investments:
Investment in American Transmission Company LLC	238.8	227.9
Other	19.8	20.8

Total investments	258.6	248.7

Other assets:
Regulatory assets	333.1	292.1
Deferred charges and other	44.7	57.7

Total other assets	377.8	349.8

Total assets	$4,044.0	$3,889.6

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2011	2010
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	869.0	844.0
Retained earnings	507.2	459.1

Total Wisconsin Power and Light Company common equity	1,442.4	1,369.3
Cumulative preferred stock	60.0	60.0
Long-term debt, net	1,082.2	1,081.7

Total capitalization	2,584.6	2,511.0

Current liabilities:
Commercial paper	25.7	47.4
Accounts payable	98.5	118.5
Accounts payable to associated companies	20.5	16.0
Regulatory liabilities	27.6	17.9
Accrued interest	21.6	21.6
Derivative liabilities	31.4	32.3
Other	32.3	38.9

Total current liabilities	257.6	292.6

Other long-term liabilities and deferred credits:
Deferred income taxes	672.5	570.4
Regulatory liabilities	161.2	154.3
Capital lease obligations - Sheboygan Falls Energy Facility	103.3	107.0
Pension and other benefit obligations	128.0	119.2
Other	136.8	135.1

Total long-term liabilities and deferred credits	1,201.8	1,086.0

Commitments and contingencies (Note 13)
Total capitalization and liabilities	$4,044.0	$3,889.6

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$163.5	$152.3	$89.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	140.1	108.6	115.4
Other amortizations	42.4	39.5	35.2
Deferred tax expense and investment tax credits	93.7	98.5	157.7
Equity income from unconsolidated investments	(38.7)	(37.8)	(37.0)
Distributions from equity method investments	32.3	32.2	29.9
Equity component of allowance for funds used during construction	(4.1)	(8.2)	(4.0)
Non-cash valuation charges and other	10.8	—	12.5
Other changes in assets and liabilities:
Accounts receivable	9.8	4.6	31.3
Income tax refunds receivable	39.9	40.7	(72.9)
Regulatory assets	(84.3)	28.7	(54.2)
Regulatory liabilities	12.0	(9.1)	(22.2)
Derivative liabilities	1.1	(23.0)	51.5
Non-current taxes payable	(0.3)	(38.5)	36.2
Pension and other benefit obligations	8.8	(2.5)	(63.4)
Other	1.8	(13.6)	0.3

Net cash flows from operating activities	428.8	372.4	305.8

Cash flows used for investing activities:
Utility construction and acquisition expenditures:
Neenah Energy Facility and related assets	—	—	(92.4)
Other	(314.4)	(450.5)	(416.0)
Advances for customer energy efficiency projects	(5.1)	(16.0)	(28.1)
Collections of advances for customer energy efficiency projects	26.8	30.3	58.6
Other	(12.7)	(13.1)	(15.5)

Net cash flows used for investing activities	(305.4)	(449.3)	(493.4)

Cash flows from (used for) financing activities:
Common stock dividends	(112.1)	(109.5)	(91.0)
Preferred stock dividends	(3.3)	(3.3)	(3.3)
Capital contributions from parent	25.0	75.0	100.0
Proceeds from issuance of long-term debt	—	150.0	250.0
Payments to retire long-term debt	—	(100.0)	—
Net change in short-term borrowings	(21.7)	47.4	(43.7)
Other	(8.7)	(1.1)	(10.4)

Net cash flows from (used for) financing activities	(120.8)	58.5	201.6

Net increase (decrease) in cash and cash equivalents	2.6	(18.4)	14.0
Cash and cash equivalents at beginning of period	0.1	18.5	4.5

Cash and cash equivalents at end of period	$2.7	$0.1	$18.5

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$79.9	$80.9	$69.6

Income taxes, net of refunds	($51.3)	($3.8)	($76.1)

Significant noncash investing and financing activities:
Accrued capital expenditures	$19.7	$27.4	$16.4

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF COMMON EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total WPL Common Equity
	(in millions)
2009:
Beginning balance	$66.2	$668.9	$424.4	$1,159.5
Earnings available for common stock			86.2	86.2
Common stock dividends			(91.0)	(91.0)
Capital contribution from parent		100.0		100.0

Ending balance	66.2	768.9	419.6	1,254.7
2010:
Earnings available for common stock			149.0	149.0
Common stock dividends			(109.5)	(109.5)
Capital contribution from parent		75.0		75.0
Other		0.1		0.1

Ending balance	66.2	844.0	459.1	1,369.3
2011:
Earnings available for common stock			160.2	160.2
Common stock dividends			(112.1)	(112.1)
Capital contribution from parent		25.0		25.0

Ending balance	$66.2	$869.0	$507.2	$1,442.4

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

Resources is comprised of Transportation, RMT, Non-regulated Generation and other non-regulated investments. Transportation includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; barge terminal and hauling services on the Mississippi River; and other transfer and storage services. RMT provides renewable energy services to customers throughout the United States of America (U.S.). Non-regulated Generation owns the 300 megawatt (MW), simple-cycle, natural gas-fired Sheboygan Falls Energy Facility near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025. In addition, Non-regulated Generation is currently developing a non-regulated 100 MW wind project located in Franklin County, Iowa, referred to as the Franklin County wind project, which is expected to be placed in service by the end of 2012. Refer to Note 18 for discussion of the Industrial Energy Applications, Inc. (IEA) business and RMT’s environmental consulting and engineering services business unit, which were both sold in 2011. In February 2012, Alliant Energy announced plans to sell the remaining portion of RMT in 2012.

Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries.

Basis of Presentation - The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis and Alliant Energy’s proportionate shares of jointly owned utility facilities. Unconsolidated investments, which Alliant Energy does not control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method. Alliant Energy, IPL and WPL did not reflect any variable interest entities on a consolidated basis in their consolidated financial statements. Refer to Notes 10(a) and 20 for further discussion of equity method investments and variable interest entities, respectively.

All intercompany balances and transactions, other than certain transactions affecting the rate making process at IPL and WPL, have been eliminated from the consolidated financial statements. Such energy-related transactions not eliminated include costs that are recoverable from customers through rate making processes. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP), which give recognition to the rate making and accounting practices of the Federal Energy Regulatory Commission (FERC) and state commissions having regulatory jurisdiction. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

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

Regulatory Assets - At Dec. 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Tax-related	$634.7	$395.9	$614.6	$377.2	$20.1	$18.7
Pension and other postretirement benefits costs	514.1	418.9	264.9	217.4	249.2	201.5
Derivatives	77.7	66.8	33.5	24.0	44.2	42.8
Asset retirement obligations (AROs)	65.9	49.6	48.7	33.2	17.2	16.4
Environmental-related costs	38.9	38.4	32.2	32.1	6.7	6.3
Emission allowances	30.0	—	30.0	—	—	—
IPL’s electric transmission service costs	24.9	33.3	24.9	33.3	—	—
Debt redemption costs	21.8	23.7	15.1	16.5	6.7	7.2
Proposed base-load projects costs	21.5	27.3	15.3	18.9	6.2	8.4
IPL’s Sixth Street Generating Station (Sixth Street) costs	13.1	15.7	13.1	15.7	—	—
Proposed clean air compliance projects costs	14.9	17.9	6.9	9.5	8.0	8.4
IPL’s flood-related costs	8.0	11.7	8.0	11.7	—	—
Wholesale customer rate recovery	3.6	10.5	0.9	2.6	2.7	7.9
Other	25.9	32.0	9.2	7.5	16.7	24.5

	$1,495.0	$1,141.7	$1,117.3	$799.6	$377.7	$342.1

A portion of the regulatory assets in the above table are not earning a return. These regulatory assets are expected to be recovered from customers in future rates, however the carrying costs of these assets are borne by Alliant Energy’s shareowners. At Dec. 31, 2011, IPL and WPL had $77 million and $8 million, respectively, of regulatory assets representing past expenditures that were not earning a return. IPL’s regulatory assets that were not earning a return consisted primarily of electric transmission service costs, costs for proposed base-load and clean air compliance projects, debt redemption costs and flood-related costs. WPL’s regulatory assets that were not earning a return consisted primarily of amounts related to wholesale customer rate recovery and the wholesale portion of costs for clean air compliance projects. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates. These temporary differences include the impact of Iowa accelerated tax depreciation, which contributes to lower current income tax expense during the first part of an asset’s useful life and higher current tax expense during the last part of an asset’s useful life. These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional current income tax expense used to determine customers’ rates. Alliant Energy’s and IPL’s “Tax-related” regulatory assets increased significantly in 2011 primarily due to the impacts of a tax accounting method change for mixed service costs and Internal Revenue Service (IRS) guidance clarifying the treatment of repair expenditures for electric distribution property. Refer to Note 5 for additional details of the mixed service costs tax accounting method change.

Pension and other postretirement benefits costs - The Iowa Utilities Board (IUB) and the Public Service Commission of Wisconsin (PSCW) have authorized IPL and WPL to record the retail portion of their respective previously unrecognized net actuarial gains and losses, prior service costs and credits, and transition assets and obligations as regulatory assets in lieu of accumulated other comprehensive loss on the respective Consolidated Balance Sheets. IPL and WPL also recognize the wholesale portion of their previously unrecognized net actuarial gains and losses, prior service costs and credits and transition assets and obligations as regulatory assets on the respective Consolidated Balance Sheets because these costs are expected to be recovered in rates in future periods under the formula rate structure. These regulatory assets will be increased or decreased as the net actuarial gains or losses, prior service costs or credits, and transition assets or obligations are subsequently amortized and recognized as a component of net periodic benefit costs.

Pension and other postretirement benefits costs are included within the recoverable cost of service component of rates charged to IPL’s and WPL’s customers. The recoverable costs included in customers’ rates are based upon pension and other postretirement benefits costs determined in accordance with GAAP and are calculated using different methods for the various regulatory jurisdictions in which IPL and WPL operate. The methods for IPL’s and WPL’s primary regulatory jurisdictions are described below. The IUB authorized IPL in its most recent Iowa retail electric rate case order to recover from its retail electric customers in Iowa an allocated portion of annual costs equal to a two-year simple average of actual costs incurred during its test year (2009) and an estimate of costs for its forward-looking post-test year (2010). The use of a two-year simple average is consistent with the IUB’s initially-approved method from IPL’s 2008 test year Iowa retail electric rate case. The PSCW authorized WPL to recover from its electric and gas retail customers an estimated allocated portion of the 2010 annual costs in base rates. WPL is authorized to recover from its wholesale customers an allocated portion of actual pension costs incurred each year. In accordance with FERC-approved formula rates, any over- or under-collection of these costs each year are refunded to or recovered from customers through subsequent changes to wholesale customer rates. WPL is authorized to recover from its wholesale customers an allocated portion of other postretirement benefits costs based on the amount of other postretirement benefits costs incurred in 2006.

Refer to Note 6(a) for additional details regarding IPL’s and WPL’s pension and other postretirement benefits costs, including a plan amendment and remeasurement.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recovered from customers in the future after any losses are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets on Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets in 2011. Refer to Note 12 for additional details of Alliant Energy’s, IPL’s and WPL’s derivative liabilities.

AROs - Alliant Energy, IPL and WPL believe it is probable that any differences between expenses accrued for legal AROs related to their regulated operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets. The increase in IPL’s regulatory assets related to AROs is primarily due to revisions in estimated cash flows based on revised remediation timing and cost information for asbestos remediation at Sixth Street. Refer to Note 19 for additional details of Alliant Energy’s, IPL’s and WPL’s AROs.

Environmental-related costs - The IUB has permitted IPL to recover prudently incurred costs by allowing a representative level of manufactured gas plants (MGP) costs in the recoverable cost of service component of rates, as determined in its most recent retail gas rate case. Under the current rate making treatment approved by the PSCW, the MGP expenditures of WPL are deferred and collected from retail gas customers over a five-year period after new rates are implemented. The Minnesota Public Utilities Commission (MPUC) allows the deferral of MGP-related costs applicable to IPL’s Minnesota sites and IPL has received approval to recover such costs in retail gas rates in Minnesota. Regulatory assets have been recorded by IPL and WPL, which reflect the probable future rate recovery of MGP expenditures. Refer to Note 13(d) for additional details of Alliant Energy’s, IPL’s and WPL’s environmental-related MGP costs.

Emission allowances - IPL entered into forward contracts in 2007 to purchase sulfur dioxide (SO2) emission allowances with vintage years of 2014 through 2017 from various counterparties for $34 million to meet future Clean Air Interstate Rule (CAIR) emission reduction standards. Any SO2 emission allowances acquired under these forward contracts may be used to meet requirements under the existing Acid Rain program regulations or the more stringent CAIR emission reduction standards. In July 2011, the U.S. Environmental Protection Agency (EPA) issued the Cross-State Air Pollution Rule (CSAPR) to replace CAIR with an anticipated effective date of Jan. 1, 2012. Any emission allowances acquired under these forward contracts are not eligible to be used for compliance requirements under CSAPR. Alliant Energy and IPL have received an allocation of annual Acid Rain allowances from the EPA through 2041. Based on IPL’s current forecasted SO2 emissions subject to the existing Acid Rain program, the EPA-allocated allowances through 2041 are expected to be more than needed to comply with the Acid Rain program regulations. As a result of the issuance of CSAPR, Alliant Energy and IPL concluded in 2011 that the allowances to be acquired under these forward contracts would not be needed by IPL to comply with expected environmental regulations in the future. The current value of these allowances is nominal, which is significantly below the $34 million contract price for these allowances. As a result, Alliant Energy and IPL recognized charges of $34 million for these forward contracts in 2011. The $34 million obligation was recorded in “Other long-term liabilities and deferred credits” on Alliant Energy’s and IPL’s Consolidated Balance Sheets in 2011. Alliant Energy and IPL concluded that $30 million of the charges are probable of recovery from IPL’s customers and therefore were recorded to “Regulatory assets” on Alliant Energy’s and IPL’s Consolidated Balance Sheets in 2011. The remaining $4 million of charges were determined not to be probable of recovery from IPL’s customers resulting in $2 million of charges related to electric customers recorded to “Electric production fuel and energy purchases” and $2 million of charges related to steam customers recorded to “Utility—other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2011. In December 2011, CSAPR was stayed by the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) and CAIR remains effective. Alliant Energy and IPL currently believe that CAIR will be replaced in the future, either by CSAPR, as currently written, or as modified based upon a ruling from the D.C. Circuit Court, or another rule that addresses the interstate transport of air pollutants.

IPL’s electric transmission service costs - In 2010, IPL incurred electric transmission service costs billed by ITC Midwest LLC (ITC) under the Attachment “O” rate for ITC’s under-recovered 2008 costs. In 2010, the IUB issued an order authorizing IPL to defer the Iowa retail portion of these costs and amortize the deferred costs over a five-year period ending December 2014. The IUB determined that IPL should not include the unamortized balance of these deferred costs in electric rate base during the five-year recovery period. The IUB also authorized IPL to use up to $46 million of regulatory liabilities from its 2007 electric transmission assets sale to offset these deferred costs as they are amortized. In 2010, $41 million (portion allocated to Iowa retail customers) of the Attachment “O” costs were deferred by IPL and recognized as a regulatory asset. IPL amortized $8 million of this regulatory asset in each of 2011 and 2010 with an equal and offsetting amount of amortization of IPL’s regulatory liability related to its electric transmission assets sale.

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

Proposed base-load projects costs -

IPL’s base-load project - In 2009, IPL announced a decision to cancel the construction of the proposed 630 MW coal-fired electric generating facility in Marshalltown, Iowa referred to as Sutherland #4. In 2010, IPL received approval from the IUB to recover $26 million of the costs incurred for Sutherland #4 from its retail customers in Iowa by amortizing the costs over a five-year period ending August 2014 and offsetting the amortization of these costs with an equal reduction of the regulatory liability resulting from the sale of the Duane Arnold Energy Center (DAEC). The IUB determined that IPL should not include the unamortized balance of these Sutherland #4 costs in electric rate base during the five-year recovery period.

In accordance with the MPUC’s August 2011 order related to IPL’s 2009 test year Minnesota retail electric rate case, IPL was authorized to recover $2 million of previously incurred plant cancellation costs for Sutherland #4 over a 25-year period ending in 2037. As a result, Alliant Energy and IPL recorded a $2 million increase to “Regulatory assets” on their Consolidated Balance Sheets and a $2 million credit to “Utility - other operation and maintenance” in their Consolidated Statements of Income in 2011.

WPL’s base-load project - In 2008, the PSCW issued an order denying WPL’s application to construct a 300 MW coal-fired electric generating facility in Cassville, Wisconsin referred to as Nelson Dewey #3. In 2009, WPL received approval from the PSCW to recover $11 million of project costs from its retail customers over a five-year period ending December 2014. WPL amortized $2 million of this regulatory asset in each of 2011 and 2010. In 2009, the PSCW also denied WPL recovery of the remaining project costs, which represent all project costs incurred by WPL after June 2008 and one-half of the pre-construction project costs incurred by WPL prior to July 2008. As a result of this PSCW order, Alliant Energy and WPL recorded a pre-tax regulatory-related charge of $11 million in “Utility - other operation and maintenance” in their Consolidated Statements of Income in 2009.

IPL’s Sixth Street costs - In 2008, Sixth Street was shut down as a result of significant damage caused by severe flooding in downtown Cedar Rapids. In January 2011, IPL received approval from the IUB to recover $16 million from its retail electric customers in Iowa over a five-year period ending February 2016 for a portion of the remaining net book value of Sixth Street and previously impaired construction work in progress (CWIP) assets related to Sixth Street. The $16 million recovery amount was recorded as a regulatory asset in 2010 with an offsetting increase of $14 million in “Utility accumulated depreciation” on Alliant Energy’s and IPL’s Consolidated Balance Sheets for the remaining net book value of Sixth Street and a credit of $2 million in “Utility - other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2010 related to the previously impaired CWIP assets. IPL amortized $3 million of this regulatory asset in 2011.

Proposed clean air compliance plan (CACP) projects costs - CACP projects require material expenditures for activities related to determining the feasibility of environmental compliance projects under consideration. These expenditures commonly called preliminary survey and investigation charges are generally recorded as regulatory assets on the Consolidated Balance Sheets in accordance with FERC regulations. In Iowa, no specific retail authorization is required before charging these costs to regulatory asset accounts. In Wisconsin, the retail portion of these amounts is expensed immediately unless otherwise authorized by the PSCW. However, since these amounts are material for WPL’s CACP projects, WPL requested and received deferral accounting approval to record the retail portion of these costs as regulatory assets on the Consolidated Balance Sheets.

For IPL, amounts deferred and recorded as preliminary survey and investigation charges do not include any accrual of carrying costs or allowance for funds used during construction (AFUDC). Upon management’s decision to proceed with a project, including receipt of certain regulatory approvals, all such amounts included as preliminary survey and investigation charges are transferred to CWIP and begin to accrue AFUDC.

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

IPL’s flood-related costs - In 2010, IPL received approval from the IUB to recover $8 million from its retail electric customers in Iowa over a four-year period ending January 2014 related to costs incurred in 2008 from severe flooding in IPL’s service territory. These costs included $4 million of operation and maintenance expenses and $4 million of charges for leasing temporary generating capacity. Alliant Energy and IPL recorded an $8 million regulatory asset in 2009 with offsetting pre-tax regulatory-related credits of $4 million in “Utility - other operation and maintenance” and $4 million in “Purchased electric capacity” in their Consolidated Statements of Income in 2009 related to amounts approved for recovery. IPL amortized $2 million of this regulatory asset in each of 2011 and 2010.

In January 2011, IPL received approval from the IUB to recover $7 million from its retail electric customers in Iowa over a four-year period ending March 2014 related to operation and maintenance expenses incurred in 2009 for restoration activities from severe flooding in IPL’s service territory. Alliant Energy and IPL recorded a $7 million regulatory asset in 2010 with an offsetting pre-tax regulatory-related credit of $7 million in “Utility - other operation and maintenance” in their Consolidated Statements of Income in 2010 related to amounts approved for recovery. IPL amortized $2 million of this regulatory asset in each of 2011 and 2010.

The IUB determined that IPL should not include the unamortized balance of these deferred costs in electric rate base during the four-year recovery periods.

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

In 2009, WPL filed a request with FERC seeking approval of changes to WPL’s wholesale formula rates in order to implement for billing purposes the full impact of accounting for defined benefit postretirement plans. In 2010, FERC approved a settlement agreement reached between WPL and the wholesale customers regarding the formula rate change. In 2010, WPL recorded an additional $4 million of electric revenues and regulatory assets to reflect the settlement and is reducing the regulatory asset concurrently with collections from customers.

Other - IPL and WPL assess whether their regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of Dec. 31, 2011 in the above table are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense in the period in which future recovery ceases to be probable. Based on assessments completed in 2011, Alliant Energy, IPL and WPL recognized impairment charges of $9 million, $2 million and $7 million, respectively, for regulatory assets that are no longer probable of future recovery. The regulatory asset impairment charges were recorded by Alliant Energy, IPL and WPL as reductions in “Regulatory assets” on their Consolidated Balance Sheets and charges to “Utility - other operation and maintenance” in their Consolidated Statements of Income in 2011.

Regulatory Liabilities - At Dec. 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Cost of removal obligations	$404.9	$395.4	$261.9	$257.6	$143.0	$137.8
IPL’s tax benefit rider	349.6	193.5	349.6	193.5	—	—
IPL’s electric transmission assets sale	45.1	71.8	45.1	71.8	—	—
Energy conservation cost recovery	29.6	8.6	4.7	1.7	24.9	6.9
Commodity cost recovery	23.8	12.7	23.2	7.5	0.6	5.2
IPL’s DAEC sale	14.6	42.3	14.6	42.3	—	—
Emission allowances	—	34.4	—	33.9	—	0.5
Other	42.5	41.4	22.2	19.6	20.3	21.8

	$910.1	$800.1	$721.3	$627.9	$188.8	$172.2

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

IPL’s tax benefit rider - Alliant Energy’s and IPL’s “IPL’s tax benefit rider” regulatory liabilities increased significantly in 2011 due to the impacts of a tax accounting method change for mixed service costs and the IRS issuance of guidance clarifying the treatment of repair expenditures for electric distribution property. These items were partially offset by the utilization of regulatory liabilities to credit IPL’s retail electric customer bills in Iowa during 2011. In January 2011, the IUB approved IPL’s proposed tax benefit rider, which utilizes tax-related regulatory liabilities related to projected tax benefits from tax accounting methodologies and tax elections available under the Internal Revenue Code to credit IPL’s retail electric customer bills in Iowa during 2011, 2012 and 2013. Alliant Energy and IPL recognize an offsetting reduction to income tax expense for the after-tax amounts credited to IPL’s retail electric customers’ bills in Iowa, resulting in no impact to Alliant Energy’s and IPL’s net income from the tax benefit rider. In 2011, Alliant Energy and IPL utilized $61 million of tax benefit rider-related regulatory liabilities to credit IPL’s retail electric customers’ bills in Iowa. The $61 million reduction to “Electric operating revenues” resulted in a $25 million credit to “Income tax expense (benefit)” as a result of the decrease in taxable income in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2011. An additional $36 million reduction to “Income tax expense (benefit)” was also recognized in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2011, representing the tax benefits realized related to the tax benefit rider.

In December 2011, the IUB authorized $81 million of regulatory liabilities from potential tax benefits to be credited to IPL’s retail electric customers’ bills in Iowa during 2012 through the tax benefit rider. The IUB is expected to review and approve the remaining benefits for 2013 and beyond in the future. Refer to Note 5 for additional details of the mixed service costs tax accounting method change and the IRS guidance for treatment of repair expenditures.

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

Iowa retail portion - In 2009, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to reduce Iowa retail electric customers’ rates by $12 million for the period from July 2009 through February 2010 with billing credits included in the monthly energy adjustment clause. In 2010, the IUB issued an order authorizing IPL to use up to $46 million of this regulatory liability to offset electric transmission service costs expected to be billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. IPL expects to utilize $41 million of this regulatory liability over a five-year period ending December 2014 to offset the Iowa retail portion of transmission costs billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. IPL amortized $8 million of this regulatory liability in each of 2011 and 2010 with an equal and offsetting amount of amortization for IPL’s regulatory asset related to electric transmission service costs.

In accordance with the IUB’s January 2011 order related to IPL’s 2009 test year Iowa retail electric rate case, IPL was authorized to utilize regulatory liabilities in 2011 to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL. As a result, Alliant Energy and IPL recorded reductions of $19 million in “Regulatory liabilities” on their Consolidated Balance Sheets and “Electric transmission service” in their Consolidated Statements of Income in 2011. The IUB also authorized IPL to utilize $3 million of this regulatory liability in 2011 to reduce IPL’s Iowa retail electric rate base associated with the Whispering Willow - East wind project. As a result, Alliant Energy and IPL recorded reductions of $3 million in both “Electric plant in service” and “Regulatory liabilities” on their Consolidated Balance Sheets in 2011.

Minnesota retail portion - In 2010, the MPUC issued an interim rate order authorizing IPL to use a portion of this regulatory liability to implement an alternative transaction adjustment through its energy adjustment clause resulting in annual credits of $2 million to its Minnesota retail electric customers beginning in July 2010 to coincide with the effective date of the interim rate increase for Minnesota retail customers. IPL refunded $2 million and $1 million in 2011 and 2010, respectively, to its Minnesota retail electric customers under the alternative transaction adjustment. In accordance with the MPUC’s November 2011 order related to IPL’s 2009 test year Minnesota retail electric rate case, IPL was authorized to refund a higher amount of the gain realized from the sale of its electric transmission assets in 2007 to its Minnesota retail electric customers than previously estimated. As a result, Alliant Energy and IPL recorded a $5 million increase to “Regulatory liabilities” on their Consolidated Balance Sheets and a $5 million charge to “Utility - other operation and maintenance” in their Consolidated Statements of Income in 2011 for the additional amount to be refunded.

Refunds related to any remaining balance of IPL’s electric transmission assets sale regulatory liability are expected to be determined in future rate proceedings.

Energy conservation cost recovery - WPL collects revenues from its customers to offset certain expenditures incurred by WPL for conservation programs, including state mandated programs and WPL’s Shared Savings program. Differences between forecasted costs used to set rates and actual costs for these programs are deferred as a regulatory asset or regulatory liability. In 2011, WPL’s forecasted costs used to set current rates exceeded actual costs for these programs, resulting in a $18 million increase to Alliant Energy’s and WPL’s “Energy conservation cost recovery” regulatory liability.

Commodity cost recovery - The wholesale electric rates and retail gas rates of IPL and WPL as well as the retail electric rates of IPL provide for subsequent adjustments to rates for changes in prudently incurred commodity costs used to serve customers. The cumulative under-/over-collection of these commodity costs are recorded as regulatory assets/regulatory liabilities until they are automatically reflected in future billings to customers. Refer to Note 1(h) for additional details of IPL’s and WPL’s cost recovery mechanisms. Refer to Note 2 for discussion of certain rate refund reserves recorded as regulatory liabilities on Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets.

IPL’s DAEC sale - In 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a regulatory liability of approximately $59 million from the transaction based on the terms of the sale agreement. Pursuant to the IUB order approving the DAEC sale, the gain resulting from the sale was used to establish a regulatory liability. In 2009, IPL received $12 million as part of a settlement of a claim filed against the U.S. Department of Energy (DOE) in 2004 for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel produced at DAEC. IPL recognized the $12 million received from the settlement as an increase to the regulatory liability established with the sale of DAEC. The regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities.

In 2009, the IUB authorized IPL to utilize $29 million of this regulatory liability to reduce electric plant in service in 2009 related to the cumulative AFUDC recognized for the Whispering Willow - East wind project. In 2010, IPL received approval from the IUB to utilize $26 million of this regulatory liability to offset the amortization of costs incurred for the Sutherland #4 project over a five-year period ending September 2014. IPL amortized $5 million of this regulatory liability in each of 2011 and 2010 with an equal and offsetting amount of amortization for IPL’s regulatory asset related to the Sutherland #4 project. In January 2011, the IUB authorized IPL to utilize $23 million of this regulatory liability to reduce IPL’s Iowa retail electric rate base in 2011 for the Whispering Willow - East wind project. As a result, Alliant Energy and IPL recorded reductions of $23 million in both “Electric plant in service” and “Regulatory liabilities” on their Consolidated Balance Sheets in 2011.

Refunds related to any remaining balance of IPL’s DAEC sale regulatory liability are expected to be determined in future rate proceedings.

Emission allowances - Refer to Note 16 for discussion of reductions to regulatory liabilities related to emission allowances impairments recorded in 2011 resulting from the EPA’s issuance of CSAPR in July 2011.

(c) Income Taxes - Alliant Energy, IPL and WPL follow the liability method of accounting for deferred income taxes, which requires the establishment of deferred income tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements. Deferred income taxes are recorded using currently enacted tax rates and estimates of state apportionment rates. Changes in deferred income tax assets and liabilities associated with certain property-related differences at IPL are accounted for differently than other subsidiaries of Alliant Energy due to rate making practices in Iowa. Rate making practices in Iowa do not include the impact of certain deferred tax expenses (benefits) in the determination of retail rates. Based on these rate making practices, deferred tax expense (benefit) related to these property-related differences at IPL is not recorded in the income statement but instead charged to regulatory assets or regulatory liabilities until these temporary differences are reversed. Refer to Note 1(b) for further discussion of regulatory assets and regulatory liabilities associated with property-related differences at IPL. In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since 1991.

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

(d) Cash and Cash Equivalents - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days. Information on Alliant Energy’s cash and cash equivalents at Dec. 31 was as follows (dollars in millions):

	2011	2010
Total cash and cash equivalents	$11.4	$159.3
Money market fund investments	—	$128.3
Interest rates on money market fund investments	N/A	0.17% - 0.19%

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

Electric Plant In Service - Electric plant in service by functional category at Dec. 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Generation	$4,100.6	$3,818.9	$2,392.3	$2,387.7	$1,708.3	$1,431.2
Distribution	3,782.1	3,575.6	2,074.8	1,954.1	1,707.3	1,621.5
Other	282.7	282.3	216.9	220.4	65.8	61.9

	$8,165.4	$7,676.8	$4,684.0	$4,562.2	$3,481.4	$3,114.6

During 2011, the increase in WPL’s generation portion of electric plant in service was primarily due to the impact of placing the remaining portion of the Bent Tree - Phase I wind project into service and the purchase of Wisconsin Electric Power Company’s (WEPCO’s) 25% ownership interest in Edgewater Unit 5.

Wind Generation Projects -

Wind Site in Franklin County, Iowa - In 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa. The initial 200 MW of the wind site was utilized for IPL’s Whispering Willow - East wind project, which began generating electricity in 2009. In 2011, IPL sold 100 MW of wind site capacity to Resources for construction of a non-regulated wind project referred to as the Franklin County wind project, which is currently expected to be placed into service by the end of 2012. Future development of the balance of the wind site by IPL will depend on numerous factors such as renewable portfolio standards, environmental legislation, fossil fuel prices, technology advancements and transmission capabilities. As of Dec. 31, 2011, IPL’s capitalized costs related to the remaining approximately 200 MW of wind site capacity in Franklin County, Iowa were $13 million and were recorded in “Other property, plant and equipment” on Alliant Energy’s and IPL’s Consolidated Balance Sheets.

IPL’s Whispering Willow - East Wind Project - In 2008, IPL received approval from the IUB to construct the 200 MW Whispering Willow - East wind project. The advanced rate making principles for this project, as approved by the IUB in 2008, included a predetermined level, or “cost cap,” of $417 million for construction costs. Final construction costs for the project exceeded this cost cap. Therefore, IPL was required to demonstrate the construction costs above the cost cap were prudent and reasonable in order to recover the additional costs in future electric rates. In January 2011, IPL received an order from the IUB allowing IPL to recover all of its Whispering Willow - East wind project construction costs. However, the IUB did not allow IPL to recover a return on the portion of costs above the cost cap associated with the Vestas-American Wind Technology, Inc. (Vestas) wind turbine generator sets and related equipment. As a result, IPL recognized a $21 million impairment related to the disallowance, which was recorded as a charge to “Utility - other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2010.

In August 2011, IPL received an order from the MPUC approving a temporary recovery rate for the Minnesota retail portion of its Whispering Willow - East wind project construction costs. In its order, the MPUC did not conclude on the prudence of these project costs. The prudence of these project costs and the final recovery rate for these costs will be addressed in a separate proceeding that is expected to be completed in 2012. The initial recovery rate approved by the MPUC is below the amount required by IPL to recover the Minnesota retail portion of its total project costs. Based on its interpretation of the order, IPL currently believes that it is probable it will not be allowed to recover the entire Minnesota retail portion of its project costs. IPL currently believes the most likely outcome of the final rate proceeding will result in the MPUC effectively disallowing recovery of approximately $8 million of project costs out of a total of approximately $30 million of project costs allocated to the Minnesota retail jurisdiction. As a result, IPL recognized an $8 million impairment related to this probable disallowance, which was recorded as a reduction to “Electric plant in service” on Alliant Energy’s and IPL’s Consolidated Balance Sheets and a charge to “Utility - other operation and maintenance” in Alliant Energy’s and IPL’s Statements of Income in 2011. This amount is subject to change until the MPUC determines the final recovery rate for these project costs.

Refer to Note 1(b) for discussion of regulatory liabilities established at the time of the sales of IPL’s electric transmission assets and DAEC. A portion of these regulatory liabilities was used in 2009 to offset the Whispering Willow - East wind project plant in service balance related to the $29 million of AFUDC recognized for this project, and another portion of these regulatory liabilities were used in 2011 to offset an additional $26 million of the Whispering Willow - East wind project plant in service balance in accordance with the order received from the IUB in January 2011.

As of Dec. 31, 2011 and 2010, the capitalized project costs for the Whispering Willow-East wind project of $415 million and $449 million, respectively, were recorded in “Electric plant in service” on Alliant Energy’s and IPL’s Consolidated Balance Sheets. The capitalized costs for the project are being depreciated using a straight-line method of depreciation over a 25-year period.

Franklin County Wind Project - In 2008, Alliant Energy entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 400 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow - East and WPL’s Bent Tree - Phase I wind projects. In 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment at Resources to build the Franklin County wind project. In 2011, IPL sold the assets for this wind project to Resources for $115.3 million, which represented IPL’s book value for progress payments to-date for the 100 MW of wind turbine generator sets and related equipment and land rights in Franklin County, Iowa. In addition, Resources assumed the remaining progress payments to Vestas for the 100 MW of wind turbine generator sets and related equipment. The sale of these wind project assets by IPL to Resources resulted in a decrease in “Other property, plant and equipment” on Alliant Energy’s and IPL’s

Consolidated Balance Sheets and an increase in “Non-regulated Generation property, plant and equipment” on Alliant Energy’s Consolidated Balance Sheet in 2011. The proceeds received by IPL were recorded in investing activities in IPL’s Consolidated Statement of Cash Flows in 2011. As of Dec. 31, 2011, Alliant Energy incurred capitalized expenditures of $153 million and capitalized interest of $3 million, which were recorded in “Non-regulated Generation property, plant and equipment” on Alliant Energy’s Consolidated Balance Sheet.

Wind Site in Freeborn County, Minnesota - In 2009, WPL acquired approximately 400 MW of wind site capacity in Freeborn County, Minnesota. The initial 200 MW of the wind site was utilized to construct the Bent Tree - Phase I wind project, which began generating electricity in 2010. Future development of the balance of the wind site will depend on numerous factors such as renewable portfolio standards, environmental legislation, fossil fuel prices, technology advancements and transmission capabilities. As of Dec. 31, 2011, WPL’s capitalized costs related to the remaining approximately 200 MW of wind site capacity in Freeborn County, Minnesota were $13 million and were recorded in “Other property, plant and equipment” on Alliant Energy’s and WPL’s Consolidated Balance Sheets.

Bent Tree - Phase I Wind Project - In 2009, WPL received approval from the MPUC and PSCW to construct the 200 MW Bent Tree - Phase I wind project. WPL incurred capitalized expenditures of $435 million and recognized $14 million of AFUDC for the wind project. In 2010, WPL placed $265 million of the wind project into service. In 2011, WPL placed the remaining portion of the wind project into service, which resulted in a transfer of $184 million of capitalized project costs from “Construction work in progress - Bent Tree - Phase I wind project” to “Electric plant in service” on Alliant Energy’s and WPL’s Consolidated Balance Sheets in 2011. At Dec. 31, 2011, the capitalized project costs for the Bent Tree - Phase I wind project of $449 million were recorded in “Electric plant in service” on Alliant Energy’s and WPL’s Consolidated Balance Sheets. The capitalized costs for the wind project are being depreciated using a straight-line method of depreciation over a 30-year period. Refer to Note 19 for discussion of AROs recorded by WPL in 2010 related to its Bent Tree - Phase I wind project.

Wind Site in Green Lake and Fond du Lac Counties in Wisconsin - In 2009, WPL purchased development rights to an approximate 100 MW wind site in Green Lake and Fond du Lac Counties in Wisconsin. Due to events in 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to sell or effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in 2011 for the amount of capitalized costs incurred for this site. The impairment was recorded as a reduction to “Other property, plant and equipment” on Alliant Energy’s and WPL’s Consolidated Balance Sheets and a charge to “Utility - other operation and maintenance” in Alliant Energy’s and WPL’s Consolidated Statements of Income in 2011.

Environmental Compliance Plans Projects -

WPL’s Edgewater Unit 5 Emission Controls Project - WPL is currently installing a selective catalytic reduction (SCR) system at Edgewater Unit 5 to reduce nitrogen oxide (NOx) emissions at the generating facility. Construction began in the third quarter of 2010 and is expected to be completed prior to May 2013 when additional NOx emission reductions at Edgewater are required for WPL to comply with Wisconsin Reasonably Available Control Technology (RACT) Rule compliance deadlines. As of Dec. 31, 2011, WPL recorded capitalized expenditures of $75 million and AFUDC of $3 million for the SCR system in “Construction work in progress - Edgewater Generating Station Unit 5 emission controls” on Alliant Energy’s and WPL’s Consolidated Balance Sheets.

Coal-fired Generation Project -

WPL’s Edgewater Unit 5 Purchase - In March 2011, WPL purchased WEPCO’s 25% ownership interest in Edgewater Unit 5 for $38 million. The $38 million was equal to WEPCO’s net book value of the facility and related assets at the time of the purchase. WPL now owns 100% of Edgewater Unit 5. As of the closing date, the carrying values of the assets purchased were as follows (in millions):

Electric plant in service	$84
Accumulated depreciation	(50)
CWIP	2
Production fuel	1
Materials and supplies	1

$38

Retirements -

Sixth Street - Sixth Street was shut down in June 2008 as a result of significant damage caused by severe flooding in downtown Cedar Rapids. Sixth Street was a facility that generated electricity and was also a source of steam generating capability in downtown Cedar Rapids. In 2009, IPL announced its decision to discontinue providing steam service to customers in downtown Cedar Rapids resulting in a $4 million impairment charge related to the steam assets associated with Sixth Street. The impairment charge was recorded as a reduction in steam plant in service and a charge to “Utility - other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2009. In 2010, IPL completed its evaluation of the future viability of Sixth Street in 2010 and decided not to rebuild electric operations at Sixth Street resulting in a $4 million impairment charge related to the assets of Sixth Street that were recorded in CWIP. The impairment was recorded as a reduction in CWIP and a charge to “Utility - other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2010.

In January 2011, IPL received approval from the IUB to recover $16 million from its retail electric customers in Iowa over a five-year period ending February 2016 for a portion of the remaining net book value and impaired CWIP at Sixth Street. This recovery was recorded as a $16 million increase in “Regulatory assets” and a $14 million increase in “Utility accumulated depreciation” on Alliant Energy’s and IPL’s Consolidated Balance Sheets and a $2 million credit to “Utility - other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2010. IPL also recognized a $7 million impairment charge in 2010 related to the remaining net book value of Sixth Street that the IUB did not allow IPL to recover. This impairment was recorded in “Utility - other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2010. Refer to Note 1(b) for further discussion of the regulatory assets related to Sixth Street.

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

	IPL			WPL
	2011	2010	2009	2011	2010	2009
Electric:
Generation	3.5%	3.7%	3.4%	3.3%	2.9%	3.2%
Distribution	2.4%	2.7%	2.7%	2.9%	2.6%	3.0%
Gas	3.5%	3.3%	3.1%	2.6%	2.2%	2.8%
Other	4.8%	4.9%	6.0%	5.2%	6.5%	6.4%

In January 2012, the MPUC issued an order approving the implementation of updated depreciation rates for IPL as a result of a recently completed depreciation study. IPL estimates that the new average rates of depreciation for its electric generation and distribution properties will be approximately 3.8% and 2.5%, respectively, during 2012.

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

	Alliant Energy			IPL			WPL
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Equity	$7.6	$11.2	$28.2	$3.5	$3.0	$24.2	$4.1	$8.2	$4.0
Debt	4.4	6.8	11.5	2.3	2.5	9.8	2.1	4.3	1.7

	$12.0	$18.0	$39.7	$5.8	$5.5	$34.0	$6.2	$12.5	$5.7

WPL recognized $1 million, $10 million and $3 million of AFUDC in 2011, 2010 and 2009, respectively, for its Bent Tree - Phase I wind project, a portion of which was placed in service in 2010 and 2011. IPL recognized $21 million of AFUDC in 2009 for its Whispering Willow - East wind project, which was placed in service in 2009.

AFUDC for IPL’s construction projects is calculated in accordance with FERC guidelines. AFUDC for WPL’s retail and wholesale jurisdiction construction projects is calculated in accordance with PSCW and FERC guidelines, respectively. The AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows (Not Applicable (N/A)):

	2011	2010	2009
IPL (FERC formula - Whispering Willow - East)	N/A	N/A	8.4%
IPL (FERC formula - other projects)	8.5%	4.8%	8.0%
WPL (PSCW formula - retail jurisdiction) (a)	8.8%	8.8%	9.0%
WPL (FERC formula - wholesale jurisdiction)	6.2%	7.2%	6.7%

(a)	Consistent with the PSCW’s retail rate case order issued in 2009, WPL earned a current return on 50% of the estimated CWIP related to its Bent Tree - Phase I wind project for 2010 and accrued AFUDC on the remaining 50% in 2010. In addition, the PSCW’s order changed WPL’s AFUDC recovery rate to 8.8% from 9.0% effective Jan. 1, 2010.

(f) Non-regulated and Other Property, Plant and Equipment -

General -Non-regulated and other property, plant and equipment is recorded at the original cost of acquisition or construction, which includes material, labor and contractor services. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. The Sheboygan Falls Energy Facility within Alliant Energy’s Non-regulated Generation business represents a large portion of the non-regulated and other property, plant and equipment and is being depreciated using the straight-line method over a 35-year period. The property, plant and equipment related to Corporate Services, Transportation, RMT and other non-regulated investments is depreciated using the straight-line method over periods ranging from 5 to 30 years. Upon retirement or sale of non-regulated and other property, plant and equipment, the original cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of Income. Refer to Note 1(e) for discussion of Resources’ Franklin County wind project, which is currently under construction and is expected to be placed in service by the end of 2012.

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

IPL and WPL participate in bid/offer-based wholesale energy and ancillary services markets operated by the Midwest Independent Transmission System Operator (MISO). IPL’s and WPL’s customers and generating resources are located in the MISO region. MISO requires that all load serving entities and generation owners, including IPL and WPL, submit hourly day-ahead and/or real-time bids and offers for energy and ancillary services. The MISO day-ahead and real-time transactions are grouped together, resulting in a net supply to or net purchase from MISO of megawatt-hours (MWhs) for each hour of each day. The net supply to MISO is recorded in “Electric operating revenues” and the net purchase from MISO is recorded in “Electric production fuel and energy purchases” in the Consolidated Statements of Income. IPL and WPL also periodically engage in related transactions in PJM Interconnection, LLC’s bid/offer-based wholesale energy market, which are accounted for similar to the MISO transactions.

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

(h) Utility Cost Recovery Mechanisms -

Electric Production Fuel and Energy Purchases (fuel-related costs) - Alliant Energy, IPL and WPL incur fuel-related costs each period to generate and purchase the electricity to meet the demand of their electric customers. These fuel-related costs include the cost of fossil fuels (primarily coal) used during each period to produce electricity at their generating facilities, electricity purchased each period from wholesale energy markets (primarily MISO) and under long-term purchased power agreements (PPAs), costs for allowances acquired to allow certain emissions (primarily SO2 and NOx) from their generating facilities and costs for chemicals utilized to control emissions from their generating facilities. Alliant Energy, IPL and WPL record these fuel-related costs in “Electric production fuel and energy purchases” in their Consolidated Statements of Income.

IPL Retail - The cost recovery mechanisms applicable for IPL’s retail electric customers provide for subsequent adjustments to their electric rates for changes in electric production fuel and purchased energy costs. Fuel adjustment clause rules applicable to IPL’s Iowa retail jurisdiction also currently allow IPL to recover prudently incurred costs for emission allowances required to comply with EPA regulations including the Acid Rain program and CAIR through the fuel adjustment clause. Changes in the under-/over-collection of these costs each period are recognized in “Electric production fuel and energy purchases” in Alliant Energy’s and IPL’s Consolidated Statements of Income. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on Alliant Energy’s and IPL’s Consolidated Balance Sheets until they are reflected in future billings to customers. The fuel adjustment clause rules applicable to IPL’s Iowa retail jurisdiction currently do not contain a provision for recovery of emission control chemical costs to flow through the fuel adjustment clause. The fuel adjustment clause rules applicable to IPL’s Minnesota retail jurisdiction currently do not contain a provision for recovery of emission allowance costs or emission control chemical costs through the fuel adjustment clause.

WPL Retail - The cost recovery mechanism applicable for WPL’s retail electric customers was changed effective January 2011. For periods prior to 2011, WPL’s retail electric rates approved by the PSCW were based on forecasts of forward-looking test periods and included estimates of future fuel-related costs anticipated during the test period. During each electric retail rate proceeding, the PSCW set fuel monitoring ranges based on the forecasted fuel-related costs used to determine retail base rates. If WPL’s actual fuel-related costs fell outside these fuel monitoring ranges during the test period, WPL and/or other parties could request, and the PSCW could authorize, an adjustment to future retail electric rates based on changes in fuel-related costs only. The PSCW could also authorize an interim retail rate increase. However, if the final retail rate increase was less than the monitoring range threshold required to be met in order to request interim rate relief, all interim rates collected would be subject to refund to WPL’s retail customers with interest at the current authorized return on common equity rate. In addition, if the final retail rate increase was less than the interim retail rate increase, WPL must refund any excess collections above the final rate increase to its retail customers with interest at the current authorized return on common equity rate.

For periods after 2010, the cost recovery mechanism applicable for WPL’s retail electric customers continues to be based on forecasts of fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each electric retail rate proceeding or in a separate fuel cost plan approval proceeding. However, under the new cost recovery mechanism if WPL’s actual fuel-related costs fall outside these fuel monitoring ranges during the test period, WPL is authorized to defer the incremental under-/over-collection of fuel costs that are outside the approved ranges. Deferral of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the most recently authorized return on common equity. Such deferred amounts are recognized in “Electric production fuel and energy purchases” in Alliant Energy’s and WPL’s Consolidated Statements of Income each period. The cumulative effects of these deferred amounts are recorded in current “Regulatory assets” or current “Regulatory liabilities” on Alliant Energy’s and WPL’s Consolidated Balance Sheets until they are reflected in future billings to customers. Effective January 2012, WPL’s retail fuel-related costs will include costs for emission allowances and emission control chemicals. Prior to 2012, WPL’s retail fuel-related costs have excluded costs for emission allowances and emission control chemicals.

IPL and WPL Wholesale - The cost recovery mechanisms applicable for IPL’s and WPL’s wholesale electric customers provide for subsequent adjustments to their electric rates for changes in electric production fuel and purchased energy costs. Changes in the under-/over-collection of these costs each period are recognized in “Electric production fuel and energy purchases” in the Consolidated Statements of Income. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on the Consolidated Balance Sheets until they are reflected in future billings to customers. IPL’s and WPL’s costs for emission allowances and emission control chemicals are recovered through the capacity charge component of their respective wholesale formula rates.

Purchased Electric Capacity - Alliant Energy, IPL and WPL enter into PPAs to help meet the electricity demand of their customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity, which are charged each period to “Purchased electric capacity” in their Consolidated Statements of Income. Purchased electric capacity expenses are recovered from IPL’s and WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings. Purchased electric capacity expenses are recovered from wholesale electric customers of IPL and WPL through annual changes in base rates determined by a formula rate structure.

Electric Transmission Service - Alliant Energy, IPL and WPL incur costs for the transmission of electricity to their customers and charge these costs each period to “Electric transmission service” in their Consolidated Statements of Income. Electric transmission service expenses are recovered from WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings. Electric transmission service expenses are recovered from IPL’s and WPL’s wholesale electric customers through annual changes in base rates determined by a formula rate structure. Prior to 2011, electric transmission service expenses were recovered from IPL’s retail electric customers through changes in base rates determined during periodic rate proceedings.

In January 2011, the IUB approved IPL’s proposal to implement a transmission cost rider for recovery of electric transmission service expenses with certain conditions. The IUB stipulated that the rider would be implemented on a pilot basis conditional upon IPL’s agreement to not file an electric base rate case for three years from the date of the order and meet additional reporting requirements. In January 2011, IPL accepted the transmission cost rider with the IUB’s conditions. Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa electric retail customers through the transmission cost rider. This new cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa electric retail customers for changes in electric transmission service expenses. Changes in the under-/over-collection of these costs each period are recognized in “Electric transmission service” in Alliant Energy’s and IPL’s Consolidated Statements of Income. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on Alliant Energy’s and IPL’s Consolidated Balance Sheets until they are reflected in future billings to customers.

Cost of Gas Sold - Alliant Energy, IPL and WPL incur costs for the purchase, transportation and storage of natural gas to serve their gas customers and charge the costs associated with the natural gas delivered to customers during each period to “Cost of gas sold” in their Consolidated Statements of Income. The tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates for changes in the cost of gas sold. Changes in the under-/over-collection of these costs are also recognized in “Cost of gas sold” in the Consolidated Statements of Income. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on the Consolidated Balance Sheets until they are reflected in future billings to customers.

Energy Efficiency Costs - Alliant Energy, IPL and WPL incur costs to fund energy efficiency programs and initiatives that help customers reduce their energy usage and charge these costs incurred each period to “Utility - other operation and maintenance” in their Consolidated Statements of Income. Energy efficiency costs incurred by IPL are recovered from its retail electric and gas customers in Iowa through an additional tariff called an energy efficiency cost recovery (EECR) factor. EECR factors are revised annually and include a reconciliation to eliminate any under-/over-collection of energy efficiency costs from prior periods. Energy efficiency costs incurred by WPL are recovered from retail electric and gas customers through changes in base rates determined during periodic rate proceedings and include a reconciliation to eliminate any under-/over-collection of energy efficiency costs from prior periods. Changes in the under-/over-collection of energy efficiency costs each period are recognized in “Utility - other operation and maintenance” in the Consolidated Statements of Income. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on the Consolidated Balance Sheets until they are reflected in future billings to customers.

Refer to Notes 1(b) and 2 for additional information regarding these utility cost recovery mechanisms.

(i) Financial Instruments - Alliant Energy, IPL and WPL periodically use financial instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and currency exchange rates. The fair value of those financial instruments that are determined to be derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets. Derivative instruments representing unrealized gain positions are reported as derivative assets, and derivative instruments representing unrealized loss positions are reported as derivative liabilities at the end of each reporting period. Alliant Energy, IPL and WPL also have certain commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception and based on this designation, these contracts are accounted for on the accrual basis of accounting. Alliant Energy, IPL and WPL do not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Refer to Note 1(b) for discussion of the recognition of regulatory assets related to the unrealized losses on IPL’s and WPL’s derivative instruments. Refer to Notes 12 and 13(e) for further discussion of derivatives and related credit risk, respectively.

(j) Pension and Other Postretirement Benefits Plans - Corporate Services sponsors various pension and other postretirement benefits plans. Some of the costs related to these plans are directly assigned to IPL and WPL for IPL’s and WPL’s non-bargaining employees who are participants in Corporate Services’ qualified and non-qualified defined benefit pension plans. The remaining costs related to Corporate Services’ plans are allocated to IPL, WPL, Resources and the parent company based on labor costs of plan participants. Refer to Note 6(a) for additional information on defined benefit pension plans costs directly assigned to IPL and WPL.

(k) Asset Impairments -

Property, Plant and Equipment of Regulated Operations - Property, plant and equipment of regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate making purposes. If IPL or WPL are disallowed recovery of any portion of the carrying value of their regulated property, plant and equipment, an impairment charge is recognized equal to the amount of the carrying value that was disallowed. If IPL or WPL are disallowed a full or partial return on the carrying value of their regulated property, plant and equipment, an impairment charge is recognized equal to the difference between the carrying value and the present value of the future revenues expected from their regulated property, plant and equipment. Refer to Note 1(e) for discussion of impairments recorded by IPL in 2011 and 2010 related to the Whispering Willow - East wind project.

Property, Plant and Equipment of Non-regulated Operations and Intangible Assets - Property, plant and equipment of non-regulated operations and intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. An impairment charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. Refer to Note 1(e) for discussion of an impairment recorded by WPL in 2011 related to the Green Lake and Fond du Lac Counties wind site. Refer to Notes 1(b) and 16 for additional discussion of intangible assets, including emission allowance impairments recorded in 2011 resulting from the EPA’s issuance of CSAPR in July 2011.

Unconsolidated Equity Investments - If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable, potential impairment is assessed by comparing the fair value of these investments to their carrying values as well as assessing if a decline in fair value is temporary. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the investment’s fair value. Refer to Note 10(a) for additional discussion of investments accounted for under the equity method of accounting.

(l) Operating Leases - WPL has certain PPAs that provide it exclusive rights to all or a substantial portion of the output from the specific generating facility over the contract term and therefore are accounted for as operating leases. Costs associated with these PPAs are included in “Electric production fuel and energy purchases” and “Purchased electric capacity” in Alliant Energy’s and WPL’s Consolidated Statements of Income based on monthly payments for these PPAs. Monthly capacity payments related to one of these PPAs is higher during the peak demand period from May 1 through Sep. 30 and lower in all other periods during each calendar year. These seasonal differences in capacity charges are consistent with expected market pricing trends and the expected usage of energy from the facility.

(m) Emission Allowances - Emission allowances are granted by the EPA at zero cost and permit the holder of the allowances to emit certain gaseous by-products of fossil fuel combustion, including SO2 and NOx. Unused emission allowances may be bought and sold or carried forward to be utilized in future years. Acid Rain and CAIR emission allowances are not eligible to be used for compliance requirements under CSAPR, and CSAPR emission allowances are not eligible to be used for compliance requirements under Acid Rain regulations and CAIR. Purchased emission allowances are recorded as intangible assets at their original cost and evaluated for impairment as long-lived assets to be held and used. Emission allowances allocated to or acquired by Alliant Energy, IPL or WPL are held primarily for consumption. Amortization of emission allowances is based upon a weighted average cost for each category of vintage year utilized during the reporting period and is recorded in “Electric production fuel and energy purchases” in the Consolidated Statements of Income. Cash inflows and outflows related to sales and purchases of emission allowances are recorded as investing activities in the Consolidated Statements of Cash Flows. Refer to Note 16 for additional discussion of emission allowances, including emission allowance impairments recorded in the third quarter of 2011 resulting from the EPA’s issuance of CSAPR in July 2011, and Note 1(b) for information regarding regulatory assets and regulatory liabilities related to emission allowances.

(n) AROs - The fair value of any retirement costs associated with an asset for which Alliant Energy has a legal obligation is recorded as a liability with an equivalent amount added to the asset cost when an asset is placed in service or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. The fair value of AROs is generally determined using discounted cash flow analyses. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. For IPL and WPL, accretion and depreciation expense related to their regulated operations is recorded to regulatory assets on the respective Consolidated Balance Sheets. Upon regulatory approval to recover AROs expenditures, these regulatory assets are amortized to depreciation and amortization expense on the respective Consolidated Statements of Income over the same time period that customer rates are increased to recover the ARO expenditures. Upon settlement of the ARO liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. For IPL and WPL, any gain or loss related to their regulated operations is recorded to regulatory liabilities or regulatory assets on the respective Consolidated Balance Sheets. Refer to Note 19 for additional discussion of AROs.

(o) Debt Issuance and Retirement Costs - Alliant Energy, IPL and WPL defer and amortize debt issuance costs and debt premiums or discounts over the expected lives of IPL’s and WPL’s respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. Alliant Energy’s remaining businesses expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early. Refer to Note 9(b) for details on Alliant Energy’s, IPL’s and WPL’s long-term debt and a loss on early extinguishment of debt in 2009, and Note 1(b) for information on IPL’s and WPL’s regulatory assets related to debt retired early or refinanced.

(p) Allowance for Doubtful Accounts - Alliant Energy, IPL and WPL maintain allowances for doubtful accounts for estimated losses resulting from the inability of their customers to make required payments. Alliant Energy, IPL and WPL estimate the allowance for doubtful accounts based on historical write-offs, customer arrears and other economic factors within their service territories. Allowance for doubtful accounts at Dec. 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Customer (a)	$1.6	$2.5	$—	$—	$1.6	$1.4
Other	2.6	1.9	0.9	0.4	0.3	0.3

	$4.2	$4.4	$0.9	$0.4	$1.9	$1.7

(a)	Refer to Note 4(a) for discussion of IPL’s sales of accounts receivable program.

(q) Comprehensive Income - In 2011, 2010 and 2009, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their earnings available for common stock for such periods.

(2) UTILITY RATE CASES

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010. In 2011 and 2010, Alliant Energy and IPL recorded $12 million and $5 million, respectively, in electric revenues from IPL’s Minnesota retail electric customers related to the interim retail electric rate increase and the reserve for rate refund discussed below. In November 2011, IPL received an order from the MPUC authorizing a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the temporary renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. As of Dec. 31, 2011, Alliant Energy and IPL reserved $4 million, including interest, for refunds anticipated to be paid to IPL’s Minnesota retail electric customers in 2012 in accordance with the MPUC’s November 2011 order. Refer to Note 1(b) for discussion of changes to regulatory assets and regulatory liabilities in 2011 based on the MPUC’s decisions to provide IPL’s retail electric customers in Minnesota additional refunds from the gain on the sale of electric transmission assets in 2007 and to provide IPL recovery of $2 million of previously incurred costs for Sutherland #4. Refer to Note 1(e) for discussion of an impairment recognized in 2011 based on the MPUC’s decision regarding the recovery of Whispering Willow - East wind project costs.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In March 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers. The request was based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, on an annual basis, effective March 20, 2010. In 2011 and 2010, Alliant Energy and IPL recorded $122 million and $96 million, respectively, in electric revenues from IPL’s Iowa retail electric customers related to the retail electric rate increase and the rate refund discussed below. In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. In 2011, IPL refunded $5 million, including interest, to its retail electric customers in Iowa. Refer to Note 1(b) for discussion of the IUB’s decision in a January 2011 order allowing IPL to recover $7 million of flood-related costs incurred in 2009, to use regulatory liabilities to provide credits to retail electric customers in Iowa under a tax benefit rider, to use regulatory liabilities to offset the recovery of $26 million of costs incurred for its Whispering Willow - East wind project and to use regulatory liabilities to offset transmission service expenses related to ITC’s 2009 transmission revenue true-up adjustment. Refer to Note 1(e) for discussion of the IUB’s decision in a January 2011 order disallowing IPL a return on a portion of its Whispering Willow - East wind project costs.

IPL’s Iowa Retail Electric Rate Case (2008 Test Year) - In March 2009, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers. The request was based on a 2008 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $84 million, on an annual basis, effective March 27, 2009. In January 2010, IPL received an order from the IUB authorizing final rates equivalent to the interim rate increase. Refer to Note 1(b) for discussion of the IUB’s decision in the January 2010 order allowing IPL to recover $8 million of flood-related costs incurred in 2008, to use regulatory liabilities to offset the recovery of $26 million of costs incurred for the cancelled Sutherland #4 base-load project and to use regulatory liabilities to offset up to $46 million of transmission costs expected to be billed to IPL in 2010 related to ITC’s 2008 transmission revenue true-up adjustment.

WPL’s Retail Fuel-related Rate Case (2012 Test Year) - In May 2011, WPL filed a request with the PSCW to increase annual retail electric rates by $13 million to recover anticipated increases in retail electric production fuel and energy purchases (fuel-related costs) in 2012 due to higher purchased power energy costs and emission compliance costs. In July 2011, the EPA issued CSAPR, which was expected to require SO2 and NOx emissions reductions from WPL’s fossil-fueled electric generating units (EGUs) with greater than 25 MW of capacity located in Wisconsin beginning in 2012. After evaluating CSAPR, in November 2011, WPL revised its request for an annual retail electric rate increase to $31 million to reflect higher anticipated emission compliance costs. In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million related to expected changes in retail fuel-related costs. The December 2011 order also required WPL to defer direct CSAPR compliance costs that are not included in the fuel monitoring level and set a zero percent tolerance band for the CSAPR-related deferral. The 2012 fuel costs, excluding deferred CSAPR compliance costs, will be monitored using an annual bandwidth of plus or minus 2%. The rate change granted from this request was effective Jan. 1, 2012. Subsequent to the PSCW order issued in December 2011, the D.C. Circuit Court stayed the implementation of CSAPR and directed the EPA to reinstate CAIR. Alliant Energy and WPL are currently unable to predict the final outcome of the CSAPR stay and its impact on their financial condition or results of operations. Refer to Note 1(b) for further discussion of CSAPR.

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

WPL’s Retail Fuel-related Rate Case (2010 Test Year) - In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates by $9 million to recover anticipated increased fuel-related costs in 2010. Actual fuel-related costs through March 2010, combined with projections of continued higher fuel-related costs for the remainder of 2010, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. WPL received approval from the PSCW to implement an interim rate increase of $9 million, on an annual basis, effective in June 2010. Updated annual 2010 fuel-related costs during the proceeding resulted in WPL no longer qualifying for a fuel-related rate increase for 2010. In December 2010, the PSCW issued an order authorizing no increase in retail electric rates in 2010 related to fuel-related costs and required the interim rate increase to terminate at the end of 2010. The order also authorized WPL to use $5 million of the interim fuel rates collected in 2010 as a reduction to the 2011 test year base rate increase. As of Dec. 31, 2011, Alliant Energy’s and WPL’s remaining reserves were $1 million, including interest, for interim fuel cost collections in 2010.

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

	Alliant Energy			IPL			WPL
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Operating lease rental expenses (excluding contingent rentals)	$72	$73	$79	$4	$4	$4	$63	$63	$68
Contingent rentals related to certain PPAs	4	4	7	—	—	—	4	4	7
Other contingent rentals	1	1	1	1	1	1	—	—	—

	$77	$78	$87	$5	$5	$5	$67	$67	$75

At Dec. 31, 2011, future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
Alliant Energy
Riverside Energy Center (Riverside) PPA (a)	$59	$17	$—	$—	$—	$—	$76
Synthetic leases (b)	43	2	4	1	—	—	50
Other	8	9	4	4	3	20	48

	$110	$28	$8	$5	$3	$20	$174

IPL
Operating leases	$4	$4	$3	$3	$2	$17	$33

WPL
Riverside PPA (a)	$59	$17	$—	$—	$—	$—	$76
Synthetic leases (b)	1	2	4	1	—	—	8
Other	4	5	1	—	—	1	11

	$64	$24	$5	$1	$—	$1	$95

(a)	In November 2011, WPL filed a Certificate of Authority with the PSCW for the purchase of Riverside in the fourth quarter of 2012. A decision from the PSCW is expected in April 2012. If Riverside is purchased in the fourth quarter of 2012, capacity payments scheduled for 2013 will not occur. Refer to Note 20 for additional information on the Riverside PPA.
(b)	The synthetic leases relate to the financing of certain corporate headquarters (Alliant Energy) and utility railcars (Alliant Energy and WPL). The entities that lease these assets to Alliant Energy and WPL do not meet consolidation requirements and are not included on Alliant Energy’s or WPL’s Consolidated Balance Sheets. Alliant Energy and WPL have guaranteed the residual value of the related assets, which total $45 million and $4 million, respectively, in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to four years. Residual value guarantee amounts have been included in the future minimum operating lease payments. Alliant Energy currently plans to exercise its option under the corporate headquarters lease and purchase the building at the expiration of the lease term in April 2012.

(b) Capital Leases -

Alliant Energy - At Dec. 31, 2011 and 2010, Alliant Energy’s gross assets under its capital leases (excluding capital leases between related parties) were $7 million and $9 million, and the related accumulated amortization was $4 million and $3 million, respectively. At Dec. 31, 2011, Alliant Energy’s future minimum capital lease payments were as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total	Less: amount representing interest	Present value of net minimum capital lease payments
Capital leases	$1	$1	$1	$—	$—	$1	$4	$1	$3

WPL - In 2005, WPL entered into a 20-year agreement with Resources’ Non-regulated Generation business to lease the Sheboygan Falls Energy Facility (SFEF), with an option for two lease renewal periods thereafter. The lease became effective in 2005 when SFEF began commercial operation. WPL is responsible for the operation of SFEF and has exclusive rights to its output. In 2005, the PSCW approved this affiliated lease agreement with initial monthly payments of approximately $1.3 million. The lease payments were based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in 2005 and certain costs incurred to construct the facility. In accordance with its order approving the lease agreement, the PSCW reserved the right to review the capital structure, return on equity and cost of debt every five years from the date of the order. No revisions to the lease were made in 2010. The capital lease asset is amortized using the straight-line method over the 20-year lease term. Since the inception of the lease in 2005, WPL’s retail and wholesale rates have included recovery of the monthly SFEF lease payments. SFEF lease expenses were included in WPL’s Consolidated Statements of Income as follows (in millions):

	2011	2010	2009
Interest expense	$11.7	$12.0	$12.3
Depreciation and amortization	6.2	6.2	6.2

	$17.9	$18.2	$18.5

At Dec. 31, 2011, WPL’s estimated future minimum capital lease payments for SFEF were as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total	Less: amount representing interest	Present value of net minimum capital lease payments
SFEF	$15	$15	$15	$15	$15	$128	$203	$96	$107

(4) RECEIVABLES

(a) Sales of Accounts Receivable - Effective April 1, 2010, IPL entered into an amended and restated Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. The purchase commitment from the third-party financial institution expires in March 2012. IPL is currently pursuing the extension of the purchase commitment. IPL accounts for sales of receivables under the Agreement as transfers of financial assets. In exchange for the receivables sold, IPL will receive from the third-party financial institution cash proceeds (based on seasonal limits up to $160 million), and deferred proceeds recorded in “Accounts receivable” on Alliant Energy’s and IPL’s Consolidated Balance Sheets. IPL makes monthly payments to the third-party financial institution of an amount that varies based on interest rates, the length of time the cash proceeds remain outstanding and the total amount under commitment by the third-party financial institution. IPL has historically used proceeds from the sales of receivables to maintain flexibility in its capital structure, take advantage of favorable short-term rates and finance a portion of its cash needs.

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

As of Dec. 31, 2011 and 2010, IPL sold $195.3 million and $219.6 million aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of receivables program were as follows (in millions):

	2011	2010	2009
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$160.0	$160.0	$170.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	118.1	78.1	113.0
Costs incurred	1.5	1.4	2.1

As of Dec. 31, the attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

	2011	2010
Customer accounts receivable	$122.4	$133.0
Unbilled utility revenues	65.4	80.9
Other receivables	7.5	5.7

Receivables sold	195.3	219.6
Less: cash proceeds (a)	140.0	65.0

Deferred proceeds	55.3	154.6
Less: allowance for doubtful accounts	1.6	1.7

Fair value of deferred proceeds	$53.7	$152.9

Outstanding receivables past due	$15.9	$14.1

(a)	Changes in cash proceeds are recorded in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Consolidated Statements of Cash Flows.

Additional attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

	2011	2010
Collections reinvested in receivables	$1,795.7	$1,354.2
Credit losses, net of recoveries	10.9	7.9

(b) Customer Accounts Receivable - Alliant Energy’s RMT business accounts for revenues under the percentage of completion method for the majority of its renewable energy projects and the related accounts receivable are recognized at original invoice amount. Revenues recognized but not yet invoiced are recorded as unbilled revenue. Due to the large project volume RMT has experienced in 2011, RMT’s customer accounts receivable and unbilled revenues have significantly increased in 2011. As of Dec. 31, 2011 and 2010, RMT’s total customer accounts receivable and unbilled revenues were $101 million and $26 million, respectively, and were recorded in “Accounts receivable - customer” on Alliant Energy’s Consolidated Balance Sheets. Refer to Note 13(e) for discussion of credit risk related to RMT’s customer accounts receivable.

(c) Whiting Petroleum Corporation (WPC) Tax Sharing Agreement - Prior to an initial public offering (IPO) of WPC in 2003, Alliant Energy and WPC entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and WPC made tax elections. These tax elections had the effect of increasing the tax basis of the assets of WPC’s consolidated tax group based on the sales price of WPC’s shares in the IPO. The increase in the tax basis of the assets was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. Pursuant to the tax separation and indemnification agreement, WPC will be obligated to pay Resources 90% of any tax benefits realized annually due to the additional tax deductions from the increase in tax basis for years ending on or prior to Dec. 31, 2013. Such tax benefits will generally be calculated by comparing WPC’s actual taxes to the taxes that would have been owed by WPC had the increase in basis not occurred. In 2014, WPC will be obligated to pay Resources the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. At the IPO closing date, Resources recorded a receivable from WPC based on the estimated present value of the payments expected from WPC. At Dec. 31, 2011 and 2010, the carrying value of this receivable was $27 million and $26 million, respectively. The current and non-current portions of this receivable are recorded in “Prepayments and other” and “Deferred charges and other,” respectively, on Alliant Energy’s Consolidated Balance Sheets.

(d) Advances for Customer Energy Efficiency Projects - WPL and IPL offer energy efficiency programs to certain of their customers in Wisconsin and Minnesota, respectively. The energy efficiency programs provide low-cost financing to help customers identify, purchase and install energy efficiency improvement projects. The customers repay WPL and IPL with monthly payments over a term up to five years. The advances for and collections of customer energy efficiency projects are recorded as investing activities in the Consolidated Statements of Cash Flows. The current portion and non-current portion of outstanding advances for customer energy efficiency projects are recorded in “Accounts receivable - other” and “Deferred charges and other,” respectively, on the Consolidated Balance Sheets. At Dec. 31, outstanding advances for customer energy efficiency projects were as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Current portion	$22.2	$28.0	$1.7	$3.0	$20.5	$25.0
Non-current portion	28.2	48.3	1.7	4.6	26.5	43.7

	$50.4	$76.3	$3.4	$7.6	$47.0	$68.7

(5) INCOME TAXES

Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the Consolidated Statements of Income were as follows (in millions):

	Alliant Energy			IPL			WPL
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Current tax expense (benefit):
Federal	$53.3	$3.4	($141.2)	$54.5	($22.4)	($59.5)	($4.3)	$26.8	($137.7)
State	14.0	9.8	(4.4)	20.0	(7.6)	5.9	(7.1)	14.7	(14.3)
IPL’s tax benefit rider	(35.9)	—	—	(35.9)	—	—	—	—	—
Deferred tax expense (benefit):
Federal	92.6	167.7	135.8	(11.6)	100.9	110.3	111.3	63.3	153.6
State	(17.5)	4.8	(38.9)	(16.4)	(2.8)	(35.6)	19.0	6.6	9.3
Production tax credits	(27.1)	(11.2)	(4.7)	(12.3)	(7.7)	(0.8)	(14.8)	(3.5)	(3.9)
Investment tax credits	(1.8)	(1.8)	(1.9)	(0.6)	(0.6)	(0.6)	(1.2)	(1.2)	(1.3)
Provision recorded as a change in uncertain tax positions:
Current	16.3	(84.0)	47.1	16.6	(41.1)	7.0	(0.3)	(41.7)	39.7
Deferred	(38.3)	59.6	—	(17.6)	26.2	—	(20.7)	33.3	—
Provision recorded as a change in accrued interest	(0.5)	(3.1)	(1.1)	(0.3)	(2.6)	0.3	—	—	0.4

	$55.1	$145.2	($9.3)	($3.6)	$42.3	$27.0	$81.9	$98.3	$45.8

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy			IPL			WPL
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.3	4.7	7.8	4.3	4.1	5.6	5.0	5.1	4.5
Adjustment of prior period taxes	0.5	0.2	(6.2)	1.7	(1.8)	(5.4)	—	2.0	0.7
IPL’s tax benefit rider	(9.6)	—	—	(26.5)	—	—	—	—	—
Production tax credits	(7.2)	(2.5)	(3.9)	(9.1)	(4.1)	(0.5)	(6.0)	(1.4)	(2.9)
Wisconsin Tax Legislation	(5.0)	—	—	—	—	—	—	—	—
Effect of rate making on property related differences:
Federal	(0.1)	(1.1)	(2.4)	0.5	(1.3)	(1.0)	(0.4)	(1.0)	(0.8)
State	(2.1)	(3.2)	(2.4)	(5.8)	(7.6)	(1.6)	(0.1)	(0.1)	(0.1)
Federal Health Care Legislation	—	1.6	—	—	2.0	—	—	1.2	—
State filing changes	—	—	(33.8)	—	—	(18.2)	—	—	(1.8)
Other items, net	(1.1)	(2.7)	(1.9)	(2.8)	(3.5)	1.1	(0.1)	(1.6)	(0.7)

Overall income tax rate	14.7%	32.0%	(7.8%)	(2.7%)	22.8%	15.0%	33.4%	39.2%	33.9%

Adjustment of prior period taxes - In 2010, the IRS completed the audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008. The net impact of the completion of these audits and reversal of reserves for uncertain tax positions related to those audits resulted in Alliant Energy and IPL recognizing net income tax benefits in 2010 of $7 million and $5 million, respectively. These income tax benefits decreased Alliant Energy’s and IPL’s effective tax rate by 1.4% and 2.7%, respectively, and are included, along with other adjustments, in “Adjustment of prior period taxes” in the 2010 column of the above table. The net impact of the completion of the 2005 through 2008 audits and reversal of reserves for uncertain tax positions related to these audits did not have a material impact on WPL’s income tax rates for 2010.

IPL’s tax benefit rider - In January 2011, the IUB approved a tax benefit rider proposed by IPL, which utilizes tax-related regulatory liabilities to credit bills of Iowa retail electric customers beginning in February 2011 to help offset the impact of the recent rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs, mixed service costs and allocation of insurance proceeds from the floods in 2008. Alliant Energy’s and IPL’s effective tax rates in 2011 include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the tax benefit rider. Refer to Note 1(b) for additional details of IPL’s tax benefit rider.

Production tax credits - Alliant Energy, IPL and WPL earn production tax credits from the wind projects they own and operate. Production tax credits are based on the electricity generated by each wind project during the first 10 years of operations. Alliant Energy has three wind projects that are currently generating production tax credits: WPL’s 68 MW Cedar Ridge wind project, which began generating electricity in late 2008; IPL’s 200 MW Whispering Willow - East wind project, which began generating electricity in late 2009; and WPL’s 200 MW Bent Tree - Phase I wind project, which began generating electricity in late 2010. Production tax credits (net of state tax impacts) resulting from these wind projects were as follows (in millions):

	Alliant Energy			IPL			WPL
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Whispering Willow - East (IPL)	$12.3	$7.7	$0.8	$12.3	$7.7	$0.8	$—	$—	$—
Bent Tree - Phase I (WPL) (a)	9.3	1.2	—	—	—	—	9.3	1.2	—
Cedar Ridge (WPL)	4.5	3.3	3.9	—	—	—	4.5	3.3	3.9

	26.1	12.2	4.7	12.3	7.7	0.8	13.8	4.5	3.9
Deferral (a)	1.0	(1.0)	—	—	—	—	1.0	(1.0)	—

	$27.1	$11.2	$4.7	$12.3	$7.7	$0.8	$14.8	$3.5	$3.9

(a)	In accordance with its December 2009 order, the PSCW authorized WPL to defer the retail portion of the production tax credits generated from its Bent Tree - Phase I wind project in 2010. As a result of a regulatory assessment completed in 2011, the retail portion of the production tax credit deferral was reversed.

Wisconsin tax legislation - In June 2011, the 2011 Wisconsin Act 32 (Act 32) was enacted. The most significant provision of Act 32 for Alliant Energy authorizes combined groups to share net operating loss carryforwards that were incurred by group members prior to Jan. 1, 2009 and utilize these shared net operating losses over 20 years beginning after Dec. 31, 2011. Based on this provision of Act 32, Alliant Energy now anticipates its Wisconsin combined group will be able to fully utilize $368 million of Wisconsin net operating losses incurred by Alliant Energy and Resources prior to Jan. 1, 2009 to offset future taxable income and therefore reversed previously recorded deferred tax asset valuation allowances related to state net operating loss carryforwards of $19 million in 2011.

Effect of rate making on property related differences - Alliant Energy’s and IPL’s state income taxes are impacted by certain property related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate making principles. The primary factor contributing to this impact on state taxes was tax depreciation related to IPL’s Whispering Willow - East wind project, which was placed into service in late 2009 and resulted in a decrease in state taxes for Alliant Energy and IPL of approximately $6 million, $12 million and $2 million in 2011, 2010 and 2009, respectively.

Federal health care legislation - In 2010, the Patient Protection and Affordable Care Act, and Health Care and Education Reconciliation Act of 2010 (Federal Health Care Legislation) were enacted. One of the most significant provisions of the Federal Health Care Legislation for Alliant Energy, IPL and WPL requires a reduction in their tax deductions for retiree health care costs beginning in 2013, to the extent their drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The reduction in the future deductibility of retiree health care costs accrued as of Dec. 31, 2009 required Alliant Energy, IPL and WPL to record deferred income tax expense of $7 million, $4 million and $3 million, respectively, in 2010.

State filing changes - In 2009, the Wisconsin Senate Bill 62 (SB 62) was enacted. The most significant provision of SB 62 for Alliant Energy, IPL and WPL required combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year 2009. This provision requires all legal entities in which Alliant Energy owns a 50% or more interest to file as members of a unitary return in Wisconsin. As a result of this provision in SB 62 and in order to take advantage of efficiencies that may be available as a result of IPL and WPL sharing resources and facilities, WPL filed as a member of Iowa consolidated tax returns beginning with calendar year 2009. Changes in state apportioned income tax rates resulting from Wisconsin combined reporting requirements and WPL’s plans to be included in Iowa consolidated tax returns required Alliant Energy, IPL and WPL to adjust the carrying value of their deferred income tax assets and liabilities in 2009. The provisions of SB 62 initially made it unlikely that Alliant Energy would be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire resulting in additional valuation allowances in 2009. Alliant Energy, IPL and WPL recognized net income tax benefits in 2009 of $40 million, $33 million and $2 million, respectively, from the changes in state apportioned income tax rates and additional valuation allowances. Refer to “Wisconsin tax legislation” above for changes to Alliant Energy’s assumptions regarding the utilization of state net operating loss carryforwards and related reversal of valuation allowances in 2011 as a result of a Wisconsin tax law change.

Deferred Tax Assets and Liabilities - Consistent with rate making treatment, deferred taxes are offset in the tables below for temporary differences that have related regulatory assets and regulatory liabilities. The deferred income tax (assets) and liabilities included on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2011			2010
	Deferred Tax Assets	Deferred Tax Liabilities	Net	Deferred Tax Assets	Deferred Tax Liabilities	Net
Property	$—	$1,926.4	$1,926.4	$—	$1,419.8	$1,419.8
Investment in ATC	—	93.8	93.8	—	83.9	83.9
Pension and other postretirement benefits obligations	—	91.9	91.9	—	51.1	51.1
Deferred portion of tax gain on IPL’s electric transmission assets sale	—	75.5	75.5	—	100.3	100.3
Regulatory liability - DAEC sale	(2.5)	—	(2.5)	(13.7)	—	(13.7)
Customer advances	(13.7)	—	(13.7)	(15.0)	—	(15.0)
Regulatory liability - IPL’s electric transmission assets sale	(15.6)	—	(15.6)	(27.2)	—	(27.2)
Net operating losses carryforward - state	(39.9)	—	(39.9)	(19.2)	—	(19.2)
Regulatory liability - mixed service costs deduction	(66.7)	—	(66.7)	—	—	—
Regulatory liability - repairs expenditures	(71.8)	—	(71.8)	(60.9)	—	(60.9)
Federal credit carryforward	(107.4)	—	(107.4)	(79.8)	—	(79.8)
Net operating losses carryforward - federal	(336.1)	—	(336.1)	(93.7)	—	(93.7)
Other	(98.5)	132.8	34.3	(98.1)	146.8	48.7

Subtotal	(752.2)	2,320.4	1,568.2	(407.6)	1,801.9	1,394.3
Valuation allowances (a)	1.2	—	1.2	18.5	—	18.5

	($751.0)	$2,320.4	$1,569.4	($389.1)	$1,801.9	$1,412.8

			2011			2010
Other current assets			($22.8)			($21.5)
Deferred income taxes			1,592.2			1,434.3

Total deferred tax liabilities			$1,569.4			$1,412.8

(a)	Refer to “Wisconsin tax legislation” above for discussion of the reversal of valuation allowances related to state net operating loss carryforwards in 2011 as a result of a Wisconsin tax law change.

The deferred income tax (assets) and liabilities included on IPL’s Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2011			2010
	Deferred Tax Assets	Deferred Tax Liabilities	Net	Deferred Tax Assets	Deferred Tax Liabilities	Net
Property	$—	$1,134.1	$1,134.1	$—	$850.5	$850.5
Deferred portion of tax gain on electric transmission assets sale	—	75.5	75.5	—	100.3	100.3
Pension and other postretirement benefits obligations	—	67.6	67.6	—	43.9	43.9
Regulatory liability - flood insurance	(2.1)	—	(2.1)	(16.8)	—	(16.8)
Regulatory liability - DAEC sale	(2.5)	—	(2.5)	(13.7)	—	(13.7)
Net operating losses carryforward - state (a)	(12.5)	—	(12.5)	(0.2)	—	(0.2)
Regulatory liability - electric transmission assets sale	(15.6)	—	(15.6)	(27.2)	—	(27.2)
Federal credit carryforward (a)	(25.0)	—	(25.0)	(12.4)	—	(12.4)
Regulatory liability - mixed service costs deduction	(66.7)	—	(66.7)	—	—	—
Regulatory liability - repairs expenditures	(71.8)	—	(71.8)	(60.9)	—	(60.9)
Net operating losses carryforward - federal (b)	(154.4)	—	(154.4)	(41.3)	—	(41.3)
Other	(45.9)	42.7	(3.2)	(40.9)	54.5	13.6

	($396.5)	$1,319.9	$923.4	($213.4)	$1,049.2	$835.8

			2011			2010
Other current assets			($13.5)			($13.2)
Deferred income taxes			936.9			849.0

Total deferred tax liabilities			$923.4			$835.8

(a)	Earliest expiration date is 2022.
(b)	Earliest expiration date is 2030.

The deferred income tax (assets) and liabilities included on WPL’s Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2011			2010
	Deferred Tax Assets	Deferred Tax Liabilities	Net	Deferred Tax Assets	Deferred Tax Liabilities	Net
Property	$—	$697.1	$697.1	$—	$494.8	$494.8
Investment in ATC	—	93.8	93.8	—	83.9	83.9
Pension and other postretirement benefits obligations	—	49.6	49.6	—	32.1	32.1
Net operating losses carryforward - state (a)	(5.1)	—	(5.1)	—	—	—
Investment tax credits	(6.6)	—	(6.6)	(7.4)	—	(7.4)
Customer advances	(11.6)	—	(11.6)	(13.1)	—	(13.1)
Federal credit carryforward (a)	(26.1)	—	(26.1)	(11.5)	—	(11.5)
Net operating losses carryforward - federal (b)	(141.1)	—	(141.1)	(38.2)	—	(38.2)
Other	(17.6)	34.1	16.5	(12.0)	37.2	25.2

	($208.1)	$874.6	$666.5	($82.2)	$648.0	$565.8

			2011			2010
Other current assets			($6.0)			($4.6)
Deferred income taxes			672.5			570.4

Total deferred tax liabilities			$666.5			$565.8

(a)	Earliest expiration date is 2022.
(b)	Earliest expiration date is 2030.

Property - The increase in property-related deferred tax liabilities for Alliant Energy, IPL and WPL in the tables above were primarily due to temporary differences from bonus depreciation deductions available in 2011 and a change in the tax accounting method for mixed service cost deductions in 2011.

Bonus depreciation deductions - In 2010, the Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL are related to the extension of bonus depreciation deductions for certain expenditures for property that are placed in service through Dec. 31, 2012. Based on capital projects placed into service in 2011, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed in its 2011 federal income tax return will be approximately $572 million ($194 million for IPL and $334 million for WPL).

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

Pension and other postretirement benefits obligations - The increase in pension and other postretirement benefits obligations for Alliant Energy, IPL and WPL in the tables above were primarily due to the employer contributions of $126 million, $61 million and $52 million, respectively, made to company-sponsored defined benefit pension and other postretirement benefits plans in 2011. These contributions are deductible on Alliant Energy’s, IPL’s and WPL’s 2011 federal income tax returns.

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

Carryforwards - Alliant Energy’s tax carryforwards and associated deferred tax assets and expiration dates at Dec. 31, 2011 were estimated as follows (in millions):

	Carryforward Amount	Deferred Tax Assets (a)	Earliest Expiration Date
Federal net operating losses	$1,034	$355	2030
Federal net operating losses offset - uncertain tax positions	(55)	(19)
Federal credits - alternative minimum tax	42	42	None
Federal credits - general business credits	67	65	2022
State net operating losses (b)	786	42	2014
State net operating losses offset - uncertain tax positions	(26)	(2)

(a)	The amounts for IPL and WPL are included in the deferred tax (assets) and liabilities tables above.
(b)	At Dec. 31, 2011, the state net operating losses carryforwards had expiration dates ranging from 2014 to 2031 with 99% expiring after 2020. Due to the uncertainty of the realization of state net operating losses tax carryforwards, Alliant Energy had valuation allowances of $1.2 million and $18.5 million as of Dec. 31, 2011 and 2010, respectively. Refer to “Wisconsin tax legislation” above for discussion of the reversal of valuation allowances related to state net operating loss carryforwards in 2011 as a result of a Wisconsin tax law change.

Uncertain Tax Positions - A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest, is as follows (in millions):

	Alliant Energy			IPL			WPL
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Balance, Jan. 1	$66.7	$101.7	$14.0	$33.0	$58.4	$9.4	$33.7	$42.1	$2.5
Additions based on tax positions related to the current year	0.7	3.8	6.6	0.1	2.5	3.2	0.6	1.3	2.5
Reductions based on tax positions related to the current year	—	—	—	—	—	—	—	—	—
Additions for tax positions of prior years (a)	—	9.1	88.7	—	3.8	51.2	—	5.2	37.3
Reductions for tax positions of prior years (b)	(43.9)	(31.8)	(4.5)	(22.2)	(22.7)	(4.1)	(21.7)	(8.0)	(0.2)
Settlements with taxing authorities	—	(16.1)	(1.2)	—	(9.0)	—	—	(6.9)	—
Lapse of statute of limitations	—	—	(1.9)	—	—	(1.3)	—	—	—

Balance, Dec. 31 (c)	$23.5	$66.7	$101.7	$10.9	$33.0	$58.4	$12.6	$33.7	$42.1

(a)	The additions for tax positions of prior years were related to positions taken by Alliant Energy, IPL and WPL on their federal and state tax returns related to the capitalization and dispositions of property.
(b)	The reductions of tax positions of prior years during 2011 were related to guidance published by the IRS clarifying the treatment of repair expenditures for electric distribution property. The reductions of tax positions of prior years during 2010 were primarily related to deductions taken by Alliant Energy, IPL and WPL on their federal and state tax returns that were settled under audit for amounts less than the recorded amounts.
(c)	At Dec. 31, 2011 and 2010, $10 million and $31 million, respectively, of uncertain tax positions balances for both Alliant Energy and IPL included amounts recorded in regulatory liability accounts.

	Alliant Energy			IPL			WPL
	Dec. 31,			Dec. 31,			Dec. 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Tax positions favorably impacting future effective tax rates for continuing operations	$—	$—	$13.6	$—	$—	$10.9	$—	$—	$1.4
Interest accrued	0.4	0.7	5.0	0.4	0.7	2.8	—	—	2.1
Penalties accrued	—	—	—	—	—	—	—	—	—

Open tax years - Tax years that remain subject to examination by major jurisdictions are as follows:

Open Years
Major Jurisdiction	Alliant Energy	IPL	WPL
Consolidated federal income tax returns (a)	2005-2010	2005-2010	2005-2010
Consolidated Iowa income tax returns (b)	2005-2010	2005-2010	2005-2010
Wisconsin income tax returns	2005-2008	N/A	2005-2008
Wisconsin combined tax returns	2009-2010	2009-2010	2009-2010

(a)	2005 through 2009 are effectively settled excluding deductions included in Alliant Energy’s 2008 and 2009 federal income tax returns for repair expenditures. The statute of limitations for 2005 through 2008 has been extended to Dec. 31, 2012.
(b)	2005 through 2007 are open for federal audit adjustments only.

Reasonably possible changes to uncertain tax positions in 2012 - In 2012, statutes of limitations will expire for Alliant Energy’s, IPL’s and WPL’s tax returns in multiple state jurisdictions. The expiration of the statutes of limitations is not anticipated to have any impact on Alliant Energy’s, IPL’s and WPL’s uncertain tax positions in 2012. In 2010, the IRS completed the audits of Alliant Energy’s U.S. federal income tax return for calendar years 2005 through 2008. In 2011, the IRS completed the audit of Alliant Energy’s U.S. federal income tax return for calendar year 2009. The IRS audit of Alliant Energy’s federal income tax return for calendar year 2010 is expected to be completed in 2012. Alliant Energy has agreed to all of the IRS’ proposed adjustments for deductions and credits included in the 2005 through 2010 income tax returns with the exception of the deductions for the repair expenditures change in method of tax accounting included in Alliant Energy’s 2008 through 2010 income tax returns. The IRS denied the full amount of the $503 million ($212 million for IPL and $291 million for WPL) of deductions for the repair expenditures included in Alliant Energy’s 2008 through 2010 income tax returns given the absence of current IRS guidelines regarding this deduction. Alliant Energy is appealing the IRS’ denial of these deductions. Uncertain tax positions for Alliant Energy, IPL and WPL may decrease within the next 12 months as a result of the expected issuance in 2012 of revenue procedures clarifying the treatment of repair expenditures for electric generation and gas distribution property. An estimate of the expected changes for 2012 cannot be determined at this time.

Regulatory Assets and Regulatory Liabilities - As a rate-regulated enterprise, deferred tax assets and liabilities in the normal course of business that are related to certain property at IPL are required to be passed on to customers through future rates (over a period exceeding 30 years for some generating plant differences) consistent with rate making practices in Iowa. In 2009, IPL recognized significant tax benefits as a result of a change in tax accounting method for repairs expenditures and the tax method for allocating flood insurance proceeds that were recorded as regulatory liabilities. In 2011, IPL recognized significant tax benefits as a result of a tax accounting method change for mixed service costs. IPL expects to refund tax benefits realized from expensing mixed service costs to its Iowa retail customers in the future through the tax benefit rider approved by the IUB. The tax benefits from the tax accounting method change for mixed service costs were recorded as increases to current and non-current regulatory liabilities of $32 million and $134 million, respectively, on Alliant Energy’s and IPL’s Consolidated Balance Sheets in 2011. Alliant Energy and IPL also recorded an increase to their non-current regulatory assets of $166 million in 2011 to reflect the benefit IPL expects to receive from its Iowa retail customers in the future as the temporary differences associated with the mixed service costs reverse into current tax expense.

Other Income Tax Matters - Alliant Energy files a consolidated federal income tax return, which includes the aggregate taxable income or loss of Alliant Energy and its subsidiaries. In addition, a combined return including Alliant Energy and all of its subsidiaries is filed in Wisconsin. Alliant Energy subsidiaries with a presence in Iowa file as part of a consolidated return in Iowa. Under the terms of a tax sharing agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate state income tax using consolidated apportionment rates applied to separate company taxable income. In 2011, 2010 and 2009, Alliant Energy’s, IPL’s and WPL’s foreign sources of income were not material.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - Alliant Energy, IPL and WPL provide retirement benefits to substantially all of their employees through various qualified and non-qualified non-contributory defined benefit pension plans, and through defined contribution plans (including 401(k) savings plans). Alliant Energy’s, IPL’s and WPL’s qualified and non-qualified non-contributory defined benefit pension plans are currently closed to new hires. Benefits of the non-contributory defined benefit pension plans are based on the plan participant’s years of service, age and compensation. Benefits of the defined contribution plans are based on the plan participant’s years of service, age, compensation and contributions. Alliant Energy, IPL and WPL also provide certain defined benefit postretirement health care and life benefits to eligible retirees. In general, the retiree health care plans consist of fixed benefit subsidy structures and the retiree life insurance plans are non-contributory.

Assumptions - The assumptions for Alliant Energy’s, IPL’s and WPL’s defined benefit pension and other postretirement benefits plans at the measurement date of Dec. 31 were as follows (Not Applicable (N/A)):

Alliant Energy

	Defined Benefit Pension Plans			Other Postretirement Benefits Plans
	2011	2010	2009	2011	2010	2009
Discount rate for benefit obligations	4.86%	5.56%	5.8%	4.6%	5.25%	5.55%
Discount rate for net periodic cost	5.56%	5.8%	6.15%	5.25%	5.55%	6.15%
Expected rate of return on plan assets	7.9%	8%	8.25%	7%	6.9%	8.25%
Rate of compensation increase	3.5-4.5%	3.5-4.5%	3.5-4.5%	3.5%	3.5%	3.5%
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	8%	7%	7.5%
Ultimate trend rate	N/A	N/A	N/A	5%	5%	5%

IPL

	Qualified Defined Benefit Pension Plans			Other Postretirement Benefits Plans
	2011	2010	2009	2011	2010	2009
Discount rate for benefit obligations	4.95%	5.7%	5.8%	4.6%	5.25%	5.55%
Discount rate for net periodic cost	5.7%	5.8%	6.15%	5.25%	5.55%	6.15%
Expected rate of return on plan assets	7.9%	8%	8.25%	7.3%	7.1%	8.25%
Rate of compensation increase	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	8%	7%	7.5%
Ultimate trend rate	N/A	N/A	N/A	5%	5%	5%

WPL

	Qualified Defined Benefit Pension Plans			Other Postretirement Benefits Plans
	2011	2010	2009	2011	2010	2009
Discount rate for benefit obligations	4.95%	5.7%	5.8%	4.6%	5.25%	5.55%
Discount rate for net periodic cost	5.7%	5.8%	6.15%	5.25%	5.55%	6.15%
Expected rate of return on plan assets	7.9%	8%	8.25%	6.3%	6.3%	8.25%
Rate of compensation increase	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	8%	7%	7.5%
Ultimate trend rate	N/A	N/A	N/A	5%	5%	5%

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

Medical cost trend on covered charges - The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2011, holding all other assumptions constant, would have the following effects (in millions):

	Alliant Energy		IPL		WPL
	1% Increase	1% Decrease	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.5	($0.4)	$0.2	($0.2)	$0.2	($0.2)
Effect on postretirement benefit obligation	2.9	(2.8)	1.3	(1.2)	1.5	(1.4)

Net Periodic Benefit Costs - In the “IPL” and “WPL” tables below, the qualified defined benefit pension plans costs represent only those respective costs for bargaining unit employees of IPL and WPL covered under the plans that are sponsored by IPL and WPL, respectively. Also in the “IPL” and “WPL” tables, the other postretirement benefits costs represent costs for all IPL and WPL employees, respectively. The “Directly assigned defined benefit pension plans” tables include amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. The components of Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs for their sponsored defined benefit pension and other postretirement benefits plans, and defined benefit pension plans amounts directly assigned to IPL and WPL,as recognized on Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Income, were as follows (in millions):

Alliant Energy

	Defined Benefit Pension Plans			Other Postretirement Benefits Plans (a)
	2011	2010	2009	2011	2010	2009
Service cost	$11.4	$11.9	$11.9	$7.0	$9.3	$8.7
Interest cost	52.0	52.3	54.3	12.3	14.9	15.2
Expected return on plan assets (b)	(63.8)	(62.1)	(47.6)	(7.9)	(7.7)	(6.1)
Amortization of (c):
Transition obligation	—	—	—	—	0.1	0.2
Prior service cost (credit)	0.7	0.9	2.1	(10.0)	(2.4)	(3.7)
Actuarial loss	21.1	23.8	30.6	5.3	7.4	6.2
Additional benefit costs (d)	10.2	—	—	—	—	—
Settlement losses (e)	1.1	1.4	—	—	—	—
Curtailment losses (f)(g)	—	—	1.0	—	—	—
Special termination benefits costs (g)	—	—	0.9	—	—	—

	$32.7	$28.2	$53.2	$6.7	$21.6	$20.5

IPL

	Qualified Defined Benefit Pension Plans			Other Postretirement Benefits Plans (a)
	2011	2010	2009	2011	2010	2009
Service cost	$6.1	$6.2	$6.1	$2.6	$3.4	$3.1
Interest cost	16.7	16.5	16.1	5.5	6.8	7.3
Expected return on plan assets (b)	(20.0)	(19.5)	(14.0)	(5.4)	(5.3)	(4.2)
Amortization of (c):
Transition obligation	—	—	—	—	0.1	0.2
Prior service cost (credit)	0.5	0.6	0.8	(5.0)	(1.1)	(1.6)
Actuarial loss	5.7	7.2	9.3	2.9	4.0	4.0

	$9.0	$11.0	$18.3	$0.6	$7.9	$8.8

WPL

	Qualified Defined Benefit Pension Plan			Other Postretirement Benefits Plans (a)
	2011	2010	2009	2011	2010	2009
Service cost	$4.5	$4.9	$4.9	$2.9	$3.6	$3.4
Interest cost	16.1	15.7	15.5	4.9	5.5	5.5
Expected return on plan assets (b)	(20.0)	(19.1)	(14.1)	(1.3)	(1.3)	(1.1)
Amortization of (c):
Prior service cost (credit)	0.5	0.5	0.5	(3.4)	(0.7)	(0.9)
Actuarial loss	7.1	8.5	10.4	2.1	2.5	1.3
Curtailment loss (f)	—	—	0.7	—	—	—
Special termination benefits costs (g)	—	—	0.9	—	—	—

	$8.2	$10.5	$18.8	$5.2	$9.6	$8.2

Directly assigned defined benefit pension plans	IPL			WPL
	2011	2010	2009	2011	2010	2009
Interest cost	$7.3	$7.8	$8.7	$5.5	$5.6	$6.1
Expected return on plan assets (b)	(9.7)	(9.7)	(8.4)	(7.3)	(7.3)	(6.3)
Amortization of (c):
Prior service credit	(0.2)	(0.3)	(0.1)	(0.2)	(0.2)	—
Actuarial loss	3.0	2.9	4.2	3.0	2.8	3.6
Additional benefit costs (d)	2.8	—	—	0.7	—	—
Curtailment gain	—	—	(0.1)	—	—	—

	$3.2	$0.7	$4.3	$1.7	$0.9	$3.4

(a)	In May 2011, Alliant Energy, IPL and WPL amended their defined benefit postretirement health care plans resulting in a revision to the method and level of coverage provided for participants more than 65 years of age. This amendment was determined to be a significant event, which required Alliant Energy, IPL and WPL to remeasure their defined benefit postretirement health care plans in May 2011. The amendment resulted in a decrease in Alliant Energy’s, IPL’s and WPL’s postretirement benefit obligations of $55 million, $30 million and $16 million, respectively, in 2011 with the impact of the remeasurement on net periodic benefit costs being recognized prospectively from the remeasurement date. The impact of the remeasurement decreased Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs by $11.3 million, $7.2 million, and $3.8 million in 2011, respectively. The discount rate used for the remeasurement was 5.20%. All other assumptions used for the remeasurement were consistent with the measurement assumptions used at Dec. 31, 2010.
(b)	The expected return on plan assets is based on the expected rate of return on plan assets and the fair value approach to the market-related value of plan assets.
(c)	Unrecognized net actuarial gains or losses in excess of 10% of the greater of the plans’ benefit obligation or asset are amortized over the average future service lives of plan participants, except for the Alliant Energy Cash Balance Pension Plan (Cash Balance Plan) where gains or losses outside the 10% threshold are amortized over the time period the participants are expected to receive benefits. Unrecognized prior service costs (credits) for the postretirement benefits plans are amortized over the average future service period to full eligibility of the participants of each plan.
(d)	Alliant Energy reached an agreement with the IRS, which resulted in a favorable determination letter for the Cash Balance Plan in 2011. The agreement with the IRS required Alliant Energy to amend the Cash Balance Plan, which was completed in 2011 resulting in aggregate additional benefits of $10.2 million paid to certain former participants in the Cash Balance Plan in 2011. Alliant Energy recognized $10.2 million ($6.3 million at IPL ($2.8 million directly assigned and $3.5 million allocated by Corporate Services) and $3.4 million at WPL ($0.7 million directly assigned and $2.7 million allocated by Corporate Services)) of additional benefits costs in 2011 related to these benefits. Refer to Note 13(b) for additional information regarding the Cash Balance Plan.

(e)	In 2011 and 2010, the settlement losses of $1.1 million and $1.4 million, respectively, related to payments made to retired executives of Alliant Energy.
(f)	In 2007, members of the International Brotherhood of Electrical Workers Local 965 ratified a four-year collective bargaining agreement reached with WPL, resulting in changes to WPL’s qualified pension plan. One of these changes provided WPL qualified pension plan participants an option to cease participating in the WPL qualified pension plan and begin participating in the Alliant Energy 401(k) Savings Plan with increased levels of contribution by Alliant Energy. The election of this option did not impact a participant’s eligibility for benefits previously vested under the WPL qualified pension plan. In 2009, certain of these employees elected to cease participating in the WPL qualified pension plan, resulting in Alliant Energy and WPL recognizing a curtailment loss related to the WPL qualified pension plan of $0.7 million in 2009.
(g)	In 2009, Alliant Energy eliminated certain corporate and operations positions. As a result, Alliant Energy recognized curtailment losses related to its pension plans of $0.3 million in 2009. In addition, Alliant Energy and WPL recognized special termination benefits costs related to the qualified defined benefit pension plan that is sponsored by WPL of $0.9 million in 2009.

Corporate Services provides services to IPL and WPL, and as a result, IPL and WPL are allocated pension and other postretirement benefits costs associated with Corporate Services employees. The following table includes the allocated qualified and non-qualified pension and other postretirement benefits costs associated with Corporate Services employees providing services to IPL and WPL (in millions):

	Pension Benefits Costs (a)			Other Postretirement Benefits Costs
	2011	2010	2009	2011	2010	2009
IPL	$5.8	$2.9	$5.1	$0.3	$2.0	$1.8
WPL	4.2	1.9	3.2	0.2	1.3	1.2

(a)	In 2011, additional qualified pension benefits costs resulting from the 2011 amendment to the Cash Balance Plan allocated to IPL and WPL by Corporate Services were $3.5 million and $2.7 million, respectively.

The estimated amortization from “Regulatory assets” and “Regulatory liabilities” on the Consolidated Balance Sheets and “Accumulated other comprehensive loss” (AOCL) on Alliant Energy’s Consolidated Balance Sheet into net periodic benefit cost in 2012 is as follows (in millions):

	Alliant Energy		IPL		WPL
	Defined Benefit Pension Plans	Other Postretirement Benefits Plans	Qualified Defined Benefit Pension Plans	Other Postretirement Benefits Plans	Qualified Defined Benefit Pension Plans	Other Postretirement Benefits Plans
Actuarial loss	$33.2	$6.3	$10.2	$3.6	$12.1	$2.3
Prior service cost (credit)	0.3	(12.0)	0.4	(6.3)	0.5	(3.9)

	$33.5	($5.7)	$10.6	($2.7)	$12.6	($1.6)

Directly assigned defined benefit pension plans	IPL	WPL
Actuarial loss	$3.9	$3.6
Prior service credit	(0.2)	(0.1)

	$3.7	$3.5

In addition to the estimated amortizations from “Regulatory assets” in the above tables for IPL and WPL, $1.9 million and $1.2 million, respectively, of amortizations are expected in 2012 from “Regulatory assets” associated with Corporate Services employees participating in other Alliant Energy sponsored plans allocated to IPL and WPL.

Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs are primarily included in “Utility - other operation and maintenance” in the Consolidated Statements of Income.

Benefit Plan Assets and Obligations - A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified defined benefit pension and other postretirement benefits plans to the amounts recognized on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

Alliant Energy

	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2011	2010	2011	2010
Change in projected benefit obligation:
Net projected benefit obligation at Jan. 1	$953.0	$920.1	$274.9	$268.4
Service cost	11.4	11.9	7.0	9.3
Interest cost	52.0	52.3	12.3	14.9
Plan participants’ contributions	—	—	6.4	5.6
Plan amendments (a)	10.2	—	(56.6)	(3.1)
Actuarial (gain) loss	126.2	27.0	(0.8)	(0.2)
Early Retiree Reinsurance Program (ERRP) proceeds	—	—	0.6	—
Gross benefits paid	(71.4)	(58.3)	(20.8)	(21.2)
Federal subsidy on other postretirement benefits paid	—	—	1.2	1.2

Net projected benefit obligation at Dec. 31	1,081.4	953.0	224.2	274.9

Change in plan assets:
Fair value of plan assets at Jan. 1	823.0	776.4	122.7	102.4
Actual return on plan assets	28.9	96.9	2.6	14.0
Employer contributions	116.9	8.0	9.5	21.9
Plan participants’ contributions	—	—	6.4	5.6
Gross benefits paid	(71.4)	(58.3)	(20.8)	(21.2)

Fair value of plan assets at Dec. 31	897.4	823.0	120.4	122.7

Under funded status at Dec. 31	($184.0)	($130.0)	($103.8)	($152.2)

Amounts recognized on the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$1.3	$—
Other current liabilities	(4.6)	(6.9)	—	—
Pension and other benefit obligations	(179.4)	(123.1)	(105.1)	(152.2)

Net amount recognized at Dec. 31	($184.0)	($130.0)	($103.8)	($152.2)

Amounts recognized in Regulatory Assets, Regulatory Liabilities and AOCL consist of (b):
Net actuarial loss	$494.8	$356.0	$76.7	$77.1
Prior service credit	(6.9)	(6.2)	(52.5)	(5.7)

	$487.9	$349.8	$24.2	$71.4

(a)	Refer to “Net Periodic Benefit Costs” above for additional information regarding plan amendments to the defined benefit pension and other postretirement benefits plans in 2011.
(b)	Refer to Note 1(b) and Alliant Energy’s Consolidated Statements of Common Equity for amounts recognized in “Regulatory assets” and “AOCL,” respectively, on Alliant Energy’s Consolidated Balance Sheets. At Dec. 31, 2011, $3.3 million of regulatory liabilities were recognized related to Alliant Energy’s other postretirement benefits plans.

A reconciliation of the funded status of IPL’s and WPL’s sponsored qualified defined benefit pension and other postretirement benefits plans to the amounts recognized on IPL’s and WPL’s Consolidated Balance Sheets, at Dec. 31 was as follows (in millions):

IPL

	Qualified Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2011	2010	2011	2010
Change in projected benefit obligation:
Net projected benefit obligation at Jan. 1	$293.8	$284.3	$128.5	$123.9
Service cost	6.1	6.2	2.6	3.4
Interest cost	16.7	16.5	5.5	6.8
Plan participants’ contributions	—	—	2.0	1.6
Plan amendments (a)	—	—	(30.1)	(1.7)
Actuarial (gain) loss	45.2	3.1	(2.7)	4.0
ERRP proceeds	—	—	0.2	—
Gross benefits paid	(17.3)	(16.3)	(9.1)	(10.1)
Federal subsidy on other postretirement benefits paid	—	—	0.6	0.6

Net projected benefit obligation at Dec. 31	344.5	293.8	97.5	128.5

Change in plan assets:
Fair value of plan assets at Jan. 1	256.9	242.8	77.5	68.4
Actual return on plan assets	9.1	30.4	1.4	9.6
Employer contributions	50.0	—	2.9	8.0
Plan participants’ contributions	—	—	2.0	1.6
Gross benefits paid	(17.3)	(16.3)	(9.1)	(10.1)

Fair value of plan assets at Dec. 31	298.7	256.9	74.7	77.5

Under funded status at Dec. 31	($45.8)	($36.9)	($22.8)	($51.0)

Amounts recognized on the Consolidated Balance Sheets consist of:
Pension and other benefit obligations	($45.8)	($36.9)	($22.8)	($51.0)

Amounts recognized in Regulatory Assets and Regulatory Liabilities consist of (b):
Net actuarial loss	$141.1	$90.8	$41.0	$42.4
Prior service cost (credit)	1.1	1.6	(27.6)	(2.5)

	$142.2	$92.4	$13.4	$39.9

WPL

	Qualified Defined Benefit Pension Plan		Other Postretirement Benefits Plans
	2011	2010	2011	2010
Change in projected benefit obligation:
Net projected benefit obligation at Jan. 1	$283.3	$271.6	$103.3	$99.1
Service cost	4.5	4.9	2.9	3.6
Interest cost	16.1	15.7	4.9	5.5
Plan participants’ contributions	—	—	3.3	3.2
Plan amendments (a)	—	—	(18.2)	(1.5)
Actuarial loss	43.3	2.5	2.3	1.9
ERRP proceeds	—	—	0.2	—
Gross benefits paid	(14.7)	(11.4)	(9.6)	(9.0)
Federal subsidy on other postretirement benefits paid	—	—	0.5	0.5

Net projected benefit obligation at Dec. 31	332.5	283.3	89.6	103.3

Change in plan assets:
Fair value of plan assets at Jan. 1	255.2	236.6	25.0	18.8
Actual return on plan assets	9.1	30.0	0.9	2.1
Employer contributions	40.0	—	5.5	9.9
Plan participants’ contributions	—	—	3.3	3.2
Gross benefits paid	(14.7)	(11.4)	(9.6)	(9.0)

Fair value of plan assets at Dec. 31	289.6	255.2	25.1	25.0

Under funded status at Dec. 31	($42.9)	($28.1)	($64.5)	($78.3)

WPL

	Qualified Defined Benefit Pension Plan		Other Postretirement Benefits Plans
	2011	2010	2011	2010
Amounts recognized on the Consolidated Balance Sheets consist of:
Non-current asset	$—	$—	$1.3	$—
Pension and other benefit obligations	(42.9)	(28.1)	(65.8)	(78.3)

Net amount recognized at Dec. 31	($42.9)	($28.1)	($64.5)	($78.3)

Amounts recognized in Regulatory Assets:
Net actuarial loss	$142.7	$95.6	$27.8	$27.2
Prior service cost (credit)	2.4	2.9	(17.3)	(2.5)

	$145.1	$98.5	$10.5	$24.7

(a)	Refer to “Net Periodic Benefit Costs” above for additional information regarding plan amendments to the defined benefit pension and other postretirement benefits plans in 2011.
(b)	At Dec. 31, 2011, $2.8 million of regulatory liabilities were recognized related to IPL’s other postretirement benefits plans.

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

Alliant Energy

	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2011	2010	2011	2010
Accumulated benefit obligations	$1,029.4	$915.5	$224.2	$274.9
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	1,029.4	915.5	224.2	274.9
Fair value of plan assets	897.4	823.0	120.4	122.7
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	1,081.4	953.0	N/A	N/A
Fair value of plan assets	897.4	823.0	N/A	N/A

IPL

	Qualified Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2011	2010	2011	2010
Accumulated benefit obligations	$314.6	$274.1	$97.5	$128.5
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	314.6	274.1	97.5	128.5
Fair value of plan assets	298.7	256.9	74.7	77.5
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	344.5	293.8	N/A	N/A
Fair value of plan assets	298.7	256.9	N/A	N/A

WPL

	Qualified Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2011	2010	2011	2010
Accumulated benefit obligations	$314.7	$270.2	$89.6	$103.3
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	314.7	270.2	89.6	103.3
Fair value of plan assets	289.6	255.2	25.1	25.0
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	332.5	283.3	N/A	N/A
Fair value of plan assets	289.6	255.2	N/A	N/A

The “Directly assigned defined benefit pension plans” table below includes amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. A reconciliation of the funded status of the directly assigned qualified and non-qualified defined benefit pension plans to the amounts recognized on IPL’s and WPL’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

Directly assigned defined benefit pension plans

	IPL		WPL
	2011	2010	2011	2010
Change in projected benefit obligation:
Net projected benefit obligation at Jan. 1	$144.4	$138.8	$107.4	$100.9
Interest cost	7.3	7.8	5.5	5.6
Plan amendments	2.8	—	0.7	—
Actuarial loss	13.2	8.0	10.3	8.7
Gross benefits paid	(12.3)	(10.2)	(8.7)	(7.8)

Net projected benefit obligation at Dec. 31	155.4	144.4	115.2	107.4

Change in plan assets:
Fair value of plan assets at Jan. 1	127.6	121.6	95.6	92.0
Actual return on plan assets	4.2	15.1	3.2	11.2
Employer contributions	7.9	1.1	6.9	0.2
Gross benefits paid	(12.3)	(10.2)	(8.7)	(7.8)

Fair value of plan assets at Dec. 31	127.4	127.6	97.0	95.6

Under funded status at Dec. 31	($28.0)	($16.8)	($18.2)	($11.8)

Amounts recognized on the Consolidated Balance Sheets consist of:
Other current liabilities	($0.8)	($1.0)	($0.2)	($0.1)
Pension and other benefit obligations	(27.2)	(15.8)	(18.0)	(11.7)

Net amount recognized at Dec. 31	($28.0)	($16.8)	($18.2)	($11.8)

Amounts recognized in Regulatory Assets:
Net actuarial loss	$76.2	$60.5	$73.7	$62.3
Prior service credit	(3.4)	(3.6)	(2.4)	(2.6)

	$72.8	$56.9	$71.3	$59.7

Accumulated benefit obligations	$155.4	$144.4	$115.2	$107.4

In addition to the amounts recognized in “Regulatory assets and regulatory liabilities” in the above tables for IPL and WPL, “Regulatory assets” and “Regulatory liabilities” were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at Dec. 31 as follows (in millions):

	IPL		WPL
	2011	2010	2011	2010
Regulatory assets	$33.7	$28.2	$22.3	$18.6
Regulatory liabilities	0.3	—	0.2	—

Estimated Future Employer Contributions and Benefit Payments - Alliant Energy, IPL, and WPL estimate that funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans, and the directly assigned qualified and non-qualified defined benefit pension plans amounts, during 2012 will be as follows (in millions):

	Alliant Energy	IPL		WPL
Qualified defined benefit pension plans	$—	$—		$—
Non-qualified defined benefit pension plans	17.0		(a)		(a)
Directly assigned defined benefit pension plans (b)	N/A	0.8		0.2
Other postretirement benefits plans	4.9	0.6		3.9

(a)	Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees of IPL and WPL. Alliant Energy allocates pension costs to IPL and WPL for these plans.
(b)	Amounts directly assigned to IPL and WPL for non-bargaining employees who are participants in Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans.

Alliant Energy’s, IPL’s and WPL’s expected benefit payments, and the directly assigned qualified and non-qualified defined benefit pension benefits amounts, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy

	2012	2013	2014	2015	2016	2017 - 2021
Qualified and non-qualified defined benefit pension benefits	$58.8	$59.1	$62.3	$66.3	$65.2	$355.4
Other postretirement benefits	18.0	18.1	18.4	17.1	17.3	88.7

	$76.8	$77.2	$80.7	$83.4	$82.5	$444.1

IPL

	2012	2013	2014	2015	2016	2017 - 2021
Qualified defined benefit pension benefits	$15.5	$16.2	$17.1	$18.2	19.2	$111.6
Directly assigned defined benefit pension benefits	12.1	11.4	12.3	13.0	11.0	57.0
Other postretirement benefits	8.9	8.7	8.6	7.4	7.4	37.0

	$36.5	$36.3	$38.0	$38.6	$37.6	$205.6

WPL

	2012	2013	2014	2015	2016	2017 - 2021
Qualified defined benefit pension benefits	$13.0	$13.8	$14.9	$15.9	$17.0	$103.3
Directly assigned defined benefit pension benefits	9.0	9.4	9.5	9.5	9.2	40.9
Other postretirement benefits	6.8	7.0	7.2	7.1	7.3	37.4

	$28.8	$30.2	$31.6	$32.5	$33.5	$181.6

Investment Policy and Strategy for Plan Assets - Alliant Energy’s, IPL’s and WPL’s investment strategy and their policies employed with respect to assets of defined benefit pension and other postretirement benefits plans are to combine both preservation of principal and prudent and reasonable risk-taking to protect the integrity of plan assets, in order to meet the obligations to plan participants while minimizing benefit costs over the long term. It is recognized that risk and volatility are present with all types of investments. However, high levels of risk are mitigated at the total fund level through diversification by asset class including both U.S. and international equity exposure, the number of individual investments, and sector and industry limits when applicable. Alliant Energy, IPL and WPL also use an overlay management service to help maintain target allocations, liquidity needs and intended exposures to the plan assets. The overlay manager is authorized to use derivative financial instruments to facilitate this service.

Defined Benefit Pension Plans Assets - For assets of defined benefit pension plans, the mix among asset classes is controlled by long-term asset allocation targets. The assets are viewed as long-term with moderate liquidity needs. Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than debt securities over a long-term investment horizon. Consistent with the goals of meeting obligations to plan participants and minimizing benefit costs over the long-term, the defined benefit pension plans have a long-term investment posture more heavily weighted towards equity holdings. The asset allocation mix is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed range. Prohibited investment vehicles include, but may not be limited to, direct ownership of real estate, options and futures (unless specifically approved as is the case of the overlay manager), margin trading, oil and gas limited partnerships, commodities, short selling and securities of the managers’ firms or affiliate firms. At Dec. 31, 2011, the current target range and actual allocations for Alliant Energy’s, IPL’s and WPL’s defined benefit pension plan assets were as follows:

	Target Range	Actual
	Allocation	Allocation
Cash and equivalents (a)	0%-5%	13%
Equity securities:
U.S. large cap core	10%-20%	12%
U.S. large cap value	8%-16%	10%
U.S. large cap growth	8%-16%	10%
U.S. small cap value	0%-6%	3%
U.S. small cap growth	0%-4%	2%
International - developed markets	12%-24%	14%
International - emerging markets	0%-8%	4%
Fixed income securities	20%-40%	32%

(a)	Pension contributions of $100 million were made in late December 2011 and were invested in equity futures.

Other Postretirement Benefits Plans Assets - Other postretirement benefits plans assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in Voluntary Employees’ Beneficiary Association (VEBA) trusts. The investment policy and strategy of the 401(h) assets mirrors those of the defined benefit pension plans, which are discussed above. A mix of both equity and debt securities are utilized to maximize returns and mitigate risk over the long-term. There are no specific target allocations for the VEBA trusts as a whole. Separate investment guidelines have been established for the VEBA trusts which are actively managed. At Dec. 31, 2011, Alliant Energy’s, IPL’s and WPL’s other postretirement benefits plan assets consisted of the following:

	Alliant Energy	IPL	WPL
Equity securities	58%	63%	39%
Fixed income securities	31%	34%	19%
Cash and equivalents	11%	3%	42%

Securities Lending Program - Alliant Energy, IPL and WPL have a securities lending program with a third-party agent that allows the agent to lend certain securities from their defined benefit pension and other postretirement benefits plans to selected entities against receipt of collateral (in the form of cash, government and agency securities or letters of credit) as provided for and determined in accordance with its securities lending agency agreement. Initial collateral levels are no less than 100% of the market value of loans to non-affiliated borrowers of U.S. government securities; 102% of the market value of loans to affiliated borrowers of U.S. government securities; 102% of the market value of loans on U.S. corporate bonds and U.S. equity securities; 105% of the market value of loans on non-U.S. securities; and 102% of the market value of loans on all other securities. Refer to “Fair Value Measurements” below for details of Alliant Energy’s, IPL’s and WPL’s fair value of invested collateral and amounts due to borrowers for the securities lending program.

Fair Value Measurements - The following tables report a framework for measuring fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Alliant Energy’s, IPL’s and WPL’s investments in equity and fixed income securities held in registered investment companies and directly held equity securities are valued at the closing price reported in the active market in which the securities are traded. Level 1 plan assets also include interest-bearing cash, which is held in money market accounts managed by an affiliate of the trustee and money market funds within their securities lending invested collateral.

Level 2 - Pricing inputs are quoted prices for similar asset or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Alliant Energy’s, IPL’s and WPL’s investments in corporate bonds and government and agency obligations are valued at the closing price reported in the active market for similar assets in which the individual securities are traded or based on yields currently available on comparable securities of issuers with similar credit ratings. Alliant Energy’s, IPL’s and WPL’s investments in equity and fixed income securities in common/collective trusts are valued at the net asset value of shares held by the plans, which is based on the fair market value of the underlying investments in equity and fixed income securities of the common/collective trusts. Level 2 plan assets also consist of asset backed securities within their securities lending invested collateral.

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

At Dec. 31, the fair values of Alliant Energy’s qualified and non-qualified defined benefit pension plans assets by asset category and fair value hierarchy level were as follows (in millions):

Alliant Energy

	2011				2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$117.5	$117.5	$—	$—	$11.1	$11.1	$—	$—
Equity securities:
U.S. large cap core	110.7	110.7	—	—	118.4	118.4	—	—
U.S. large cap value	91.6	—	91.6	—	100.4	—	100.4	—
U.S. large cap growth	91.5	—	91.5	—	101.0	—	101.0	—
U.S. small cap value	25.7	—	25.7	—	29.0	—	29.0	—
U.S. small cap growth	21.7	21.7	—	—	16.6	16.6	—	—
International - developed markets	126.4	65.4	61.0	—	142.3	76.0	66.3	—
International - emerging markets	30.4	30.4	—	—	34.1	34.1	—	—
Fixed income securities:
Corporate bonds	57.1	—	57.1	—	54.2	—	54.2	—
Government and agency obligations	87.8	—	87.8	—	78.9	—	78.9	—
Fixed income funds	146.7	0.2	146.5	—	142.7	0.2	142.5	—
Securities lending invested collateral	9.3	4.7	2.8	1.8	17.3	3.0	11.5	2.8

	916.4	$350.6	$564.0	$1.8	846.0	$259.4	$583.8	$2.8

Accrued investment income	1.0				1.2
Due to brokers, net (a)	(4.7)				(0.6)
Due to borrowers for securities lending program	(15.3)				(23.6)

Total pension plan assets	$897.4				$823.0

(a)	This category represents pending trades with brokers.

At Dec. 31, the fair values of IPL’s and WPL’s qualified and non-qualified defined benefit pension plan assets associated with IPL’s and WPL’s current and former non-bargaining employees who are participants in Alliant Energy and Corporate Services sponsored plans that were directly assigned to IPL and WPL, along with the percentage these assets represent of the fair values by asset category and fair value hierarchy level shown in the above table were as follows (dollars in millions):

	IPL		WPL
	2011	2010	2011	2010
Fair values of directly assigned amounts	$127.4	$127.6	$97.0	$95.6
Percentage represented	14.2%	15.5%	10.8%	11.6%

At Dec. 31, the fair values of IPL’s and WPL’s qualified defined benefit pension plans assets by asset category and fair value hierarchy level were as follows (in millions):

IPL

	2011				2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$39.1	$39.1	$—	$—	$3.5	$3.5	$—	$—
Equity securities:
U.S. large cap core	36.8	36.8	—	—	37.0	37.0	—	—
U.S. large cap value	30.5	—	30.5	—	31.4	—	31.4	—
U.S. large cap growth	30.5	—	30.5	—	31.5	—	31.5	—
U.S. small cap value	8.6	—	8.6	—	9.0	—	9.0	—
U.S. small cap growth	7.2	7.2	—	—	5.2	5.2	—	—
International - developed markets	42.1	21.8	20.3	—	44.4	23.7	20.7	—
International - emerging markets	10.1	10.1	—	—	10.7	10.7	—	—
Fixed income securities:
Corporate bonds	19.0	—	19.0	—	16.9	—	16.9	—
Government and agency obligations	29.2	—	29.2	—	24.6	—	24.6	—
Fixed income funds	48.8	0.1	48.7	—	44.5	—	44.5	—
Securities lending invested collateral	3.1	1.6	0.9	0.6	5.4	0.9	3.6	0.9

	305.0	$116.7	$187.7	$0.6	264.1	$81.0	$182.2	$0.9

Accrued investment income	0.4				0.4
Due to brokers, net (a)	(1.6)				(0.2)
Due to borrowers for securities lending program	(5.1)				(7.4)

Total pension plan assets	$298.7				$256.9

WPL

	2011				2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$37.9	$37.9	$—	$—	$3.4	$3.4	$—	$—
Equity securities:
U.S. large cap core	35.7	35.7	—	—	36.7	36.7	—	—
U.S. large cap value	29.6	—	29.6	—	31.2	—	31.2	—
U.S. large cap growth	29.5	—	29.5	—	31.3	—	31.3	—
U.S. small cap value	8.3	—	8.3	—	9.0	—	9.0	—
U.S. small cap growth	7.0	7.0	—	—	5.2	5.2	—	—
International - developed markets	40.8	21.1	19.7	—	44.1	23.6	20.5	—
International - emerging markets	9.8	9.8	—	—	10.6	10.6	—	—
Fixed income securities:
Corporate bonds	18.4	—	18.4	—	16.8	—	16.8	—
Government and agency obligations	28.3	—	28.3	—	24.5	—	24.5	—
Fixed income funds	47.4	0.1	47.3	—	44.2	—	44.2	—
Securities lending invested collateral	3.0	1.5	0.9	0.6	5.4	1.0	3.5	0.9

	295.7	$113.1	$182.0	$0.6	262.4	$80.5	$181.0	$0.9

Accrued investment income	0.3				0.3
Due to brokers, net (a)	(1.5)				(0.2)
Due to borrowers for securities lending program	(4.9)				(7.3)

Total pension plan assets	$289.6				$255.2

(a)	This category represents pending trades with brokers.

At Dec. 31, the fair values of Alliant Energy’s, IPL’s and WPL’s other postretirement benefits plans assets by asset category and fair value hierarchy level were as follows (in millions):

Alliant Energy

	2011				2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$14.0	$14.0	$—	$—	$15.4	$15.4	$—	$—
Equity securities:
U.S. large cap core	37.1	37.1	—	—	38.6	38.6	—	—
U.S. large cap value	2.4	—	2.4	—	2.7	—	2.7	—
U.S. large cap growth	2.4	—	2.4	—	2.7	—	2.7	—
U.S. mid cap core	17.8	17.8	—	—	18.6	18.6	—	—
U.S. small cap core	4.7	4.7	—	—	3.8	3.8	—	—
U.S. small cap value	0.6	—	0.6	—	0.8	—	0.8	—
U.S. small cap growth	0.5	0.5	—	—	0.4	0.4	—	—
International - developed markets	3.3	1.7	1.6	—	3.9	2.1	1.8	—
International - emerging markets	0.8	0.8	—	—	0.9	0.9	—	—
Fixed income securities:
Corporate bonds	6.1	—	6.1	—	6.3	—	6.3	—
Government and agency obligations	5.6	—	5.6	—	4.9	—	4.9	—
Fixed income funds	25.4	21.6	3.8	—	24.0	20.1	3.9	—
Securities lending invested collateral	0.4	0.2	0.1	0.1	0.8	0.2	0.5	0.1

	121.1	$98.4	$22.6	$0.1	123.8	$100.1	$23.6	$0.1

Accrued investment income	0.1				0.1
Due to brokers, net (a)	(0.2)				(0.1)
Due to borrowers for securities lending program	(0.6)				(1.1)

Total other postretirement benefits plan assets	$120.4				$122.7

IPL

	2011				2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$2.1	$2.1	$—	$—	$3.5	$3.5	$—	$—
Equity securities:
U.S. large cap core	29.3	29.3	—	—	30.7	30.7	—	—
U.S. large cap value	0.8	—	0.8	—	1.0	—	1.0	—
U.S. large cap growth	0.8	—	0.8	—	1.0	—	1.0	—
U.S. mid cap core	14.7	14.7	—	—	15.3	15.3	—	—
U.S. small cap value	0.2	—	0.2	—	0.3	—	0.3	—
U.S. small cap growth	0.2	0.2	—	—	0.2	0.2	—	—
International - developed markets	1.2	0.6	0.6	—	1.4	0.8	0.6	—
International - emerging markets	0.3	0.3	—	—	0.3	0.3	—	—
Fixed income securities:
Corporate bonds	4.6	—	4.6	—	4.5	—	4.5	—
Government and agency obligations	4.1	—	4.1	—	3.3	—	3.3	—
Fixed income funds	16.5	15.1	1.4	—	16.0	14.6	1.4	—
Securities lending invested collateral	0.2	0.1	0.1	—	0.5	0.1	0.3	0.1

	75.0	$62.4	$12.6	$—	78.0	$65.5	$12.4	$0.1

Accrued investment income	0.1				0.2
Due to borrowers for securities lending program	(0.4)				(0.7)

Total other postretirement benefits plan assets	$74.7				$77.5

WPL

	2011				2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and equivalents	$10.5	$10.5	$—	$—	$10.7	$10.7	$—	$—
Equity securities:
U.S. large cap core	1.2	1.2	—	—	1.3	1.3	—	—
U.S. large cap value	1.0	—	1.0	—	1.1	—	1.1	—
U.S. large cap growth	1.0	—	1.0	—	1.1	—	1.1	—
U.S. small cap core	4.7	4.7	—	—	3.8	3.8	—	—
U.S. small cap value	0.3	—	0.3	—	0.3	—	0.3	—
U.S. small cap growth	0.2	0.2	—	—	0.2	0.2	—	—
International - developed markets	1.3	0.7	0.6	—	1.6	0.8	0.8	—
International - emerging markets	0.3	0.3	—	—	0.4	0.4	—	—
Fixed income securities:
Corporate bonds	1.1	—	1.1	—	1.4	—	1.4	—
Government and agency obligations	1.0	—	1.0	—	1.0	—	1.0	—
Fixed income funds	2.6	1.0	1.6	—	2.3	0.7	1.6	—
Securities lending invested collateral	0.1	0.1	—	—	0.2	0.1	0.1	—

	25.3	$18.7	$6.6	$—	25.4	$18.0	$7.4	$—

Due to brokers, net (a)	(0.1)				(0.1)
Due to borrowers for securities lending program	(0.1)				(0.3)

Total other postretirement benefits plan assets	$25.1				$25.0

(a)	This category represents pending trades with brokers.

For the various Alliant Energy defined benefit pension and other postretirement benefits plans, Alliant Energy common stock represented less than 1% of total plan assets at Dec. 31, 2011 and 2010.

Alliant Energy Cash Balance Plan - Alliant Energy’s defined benefit pension plans include the Cash Balance Plan that provides benefits for certain non-bargaining unit employees. The Cash Balance Plan has been closed to new hires since 2005. Effective 2008, Alliant Energy amended the Cash Balance Plan by discontinuing additional contributions into employees’ Cash Balance Plan accounts. Also effective 2008, Alliant Energy increased its level of contributions to its 401(k) Savings Plan, which offset the impact of discontinuing additional contributions into the employees’ Cash Balance Plan accounts. In 2009, Alliant Energy amended the Cash Balance Plan by changing participants’ future interest credit formula to use the annual change in the consumer price index as the interest credit. This amendment provides participants an interest crediting rate that is 3% more than the annual change in the consumer price index. Refer to Note 13(b) for discussion of a class action lawsuit filed against the Cash Balance Plan in 2008 and the IRS review of the tax qualified status of the Plan.

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). The number of employees participating in these plans has increased recently as certain bargaining unit employees have elected to participate in defined contribution retirement plans instead of defined benefit pension plans. In 2009, Alliant Energy, IPL and WPL implemented several cost saving initiatives to reduce operation and maintenance expenses, including suspension of a portion of 401(k) savings plans contributions during the second half of 2009. Alliant Energy common stock represented 14.6% and 12.9% of total assets held in 401(k) savings plans at Dec. 31, 2011 and 2010, respectively. Alliant Energy’s, IPL’s and WPL’s costs related to the 401(k) savings plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2011	2010	2009	2011	2010	2009	2011	2010	2009
401(k) savings plans costs	$18.7	$18.5	$16.2	$9.2	$8.8	$2.8	$8.4	$8.9	$4.3

(b) Equity Incentive Plans - In 2010, Alliant Energy’s shareowners approved the Alliant Energy 2010 Omnibus Incentive Plan (OIP), which permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash incentive awards to key employees. At Dec. 31, 2011, performance shares and restricted stock were outstanding and 4.3 million shares of Alliant Energy’s common stock remained available for grants under the OIP. Upon shareowner approval of the OIP, the Alliant Energy 2002 Equity Incentive Plan (EIP) terminated resulting in no new awards authorized to be granted under the EIP. All awards previously granted under the EIP that are still outstanding remain valid and continue to be subject to all of the terms and conditions of the EIP. At Dec. 31, 2011, non-qualified stock options, restricted stock and performance shares were outstanding under the EIP and another predecessor plan under which new awards can no longer be granted. Alliant Energy satisfies payouts related to equity awards under the OIP and EIP through the issuance of new shares of its common stock. Alliant Energy also has the Alliant Energy Director Long Term Incentive Plan (DLIP), which permits the grant of long-term incentive awards, including performance units and restricted cash awards to certain key employees. At Dec. 31, 2011, performance units and performance contingent cash awards were outstanding under the DLIP. There is no limit to the number of grants that can be made under the DLIP and Alliant Energy satisfies all payouts under the DLIP through cash.

A summary of compensation expense and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Compensation expense	$10.1	$7.5	$2.8	$5.5	$4.0	$1.6	$4.1	$3.0	$1.1
Income tax benefits	4.0	3.0	1.2	2.2	1.6	0.7	1.7	1.2	0.4

As of Dec. 31, 2011, total unrecognized compensation cost related to nonvested share-based compensation awards was $9.3 million, which is expected to be recognized over a weighted average period between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - other operation and maintenance” in the Consolidated Statements of Income.

Performance Shares and Units - Payouts of performance shares and units to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to investor-owned utility peer groups. Payouts of nonvested performance shares and units issued prior to 2012 are prorated at retirement, death, disability or involuntary termination without cause based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested performance shares and units issued prior to 2012 are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Nonvested performance shares and units do not have non-forfeitable rights to dividends when dividends are paid to common shareowners. Alliant Energy anticipates making future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares - Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. A summary of the performance shares activity was as follows:

	2011	2010	2009
	Shares (a)	Shares (a)	Shares (a)
Nonvested shares, Jan. 1	234,518	256,579	208,579
Granted	64,217	72,487	152,735
Vested (b)	(57,838)	—	(84,633)
Forfeited (c)	(3,918)	(94,548)	(20,102)

Nonvested shares, Dec. 31	236,979	234,518	256,579

(a)	Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.
(b)	In 2011, 57,838 performance shares granted in 2008 vested at 75% of the target, resulting in a payout valued at $1.6 million, which consisted of a combination of cash and common stock (1,387 shares). In 2009, 84,633 performance shares granted in 2006 vested resulting in a payout valued at $4.1 million, which consisted of a combination of cash and common stock (51,189 shares).
(c)	In 2010, 57,100 performance shares granted in 2007 were forfeited without payout because the specified performance criteria for such shares were not met. The remaining forfeitures during 2011, 2010 and 2009 were primarily caused by retirements and voluntary terminations of participants.

Performance Units - Alliant Energy granted share-based compensation awards to key employees in 2011 and 2010 referred to as performance units. The performance units and the performance contingent cash awards discussed below were granted in 2011 and 2010 in lieu of time-based restricted stock. Performance units must be paid out in cash and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. A summary of the performance unit activity was as follows:

	2011	2010
	Units (a)	Units (a)
Nonvested units, Jan. 1	23,128	—
Granted	23,975	23,795
Forfeited	(4,107)	(667)

Nonvested units, Dec. 31	42,996	23,128

(a)	Unit amounts represent the target number of performance units. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at Dec. 31, 2011, by year of grant, were as follows:

	Performance Shares			Performance Units
	2011 Grant	2010 Grant	2009 Grant	2011 Grant	2010 Grant
Nonvested awards	62,170	62,829	111,980	22,279	20,717
Alliant Energy common stock closing price on Dec. 31, 2011	$44.11	$44.11	$44.11
Alliant Energy common stock average price on grant date				$38.75	$32.56
Estimated payout percentage based on performance criteria	106%	155%	163%	106%	155%
Fair values of each nonvested award	$46.76	$68.37	$71.68	$41.08	$50.46

At Dec. 31, 2011, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer groups. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based Restricted Stock - The current restriction period for outstanding time-based restricted stock is up to three years. Nonvested shares of time-based restricted stock generally become vested upon retirement. Compensation costs related to awards granted to retirement-eligible employees are generally expensed on the date of grant. Participants’ nonvested time-based restricted stock issued prior to 2012 is forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Nonvested time-based restricted stock issued prior to 2012 is fully vested in the event of retirement, death, disability or involuntary termination without cause. The fair value of time-based restricted stock is based on the average market price at the grant date. A summary of the time-based restricted stock activity was as follows:

	2011		2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	70,033	$32.27	125,349	$32.47	156,807	$32.80
Granted	5,000	39.86	—	—	51,236	29.40
Vested	(38,633)	34.60	(54,016)	32.72	(79,459)	31.08
Forfeited	(600)	29.41	(1,300)	32.78	(3,235)	33.97

Nonvested shares, Dec. 31	35,800	30.87	70,033	32.27	125,349	32.47

Performance-contingent Restricted Stock - Vesting of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified earnings growth). The performance metric for the 2011, 2010 and 2009 grants is consolidated net income growth. If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Nonvested shares of performance- contingent restricted stock issued prior to 2012 are prorated at retirement based on time worked during the performance period and vest only if and when the performance criteria are met. Participants’ nonvested performance-contingent restricted stock issued prior to 2012 is forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of performance-contingent restricted stock is based on the average market price at the grant date. A summary of the performance-contingent restricted stock activity was as follows:

	2011		2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, Jan. 1	296,190	$32.32	226,007	$32.25	124,185	$39.28
Granted	64,217	38.75	72,487	32.56	101,822	23.67
Vested	(53,274)	37.93	—	—	—	—
Forfeited	(5,395)	38.00	(2,304)	32.56	—	—

Nonvested shares, Dec. 31	301,738	32.60	296,190	32.32	226,007	32.25

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

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Jan. 1	163,680	$24.51	384,331	$27.02	497,183	$27.30
Exercised	(99,791)	24.71	(191,433)	28.93	(39,877)	25.80
Expired	—	—	(29,218)	28.59	(56,098)	29.88
Forfeited	—	—	—	—	(16,877)	28.67

Outstanding and exercisable, Dec. 31	63,889	24.21	163,680	24.51	384,331	27.02

The weighted average remaining contractual term for options outstanding and exercisable at Dec. 31, 2011 was between one and two years. The aggregate intrinsic value of options outstanding and exercisable at Dec. 31, 2011 was $1.3 million.

Other information related to stock option activity was as follows (in millions):

	2011	2010	2009
Cash received from stock options exercised	$2.5	$5.5	$1.0
Aggregate intrinsic value of stock options exercised	1.6	1.1	0.1
Income tax benefit from the exercise of stock options	0.7	0.4	0.1

Performance Contingent Cash Awards - Alliant Energy granted share-based compensation awards to key employees in 2011 and 2010 referred to as performance contingent cash awards. Performance contingent cash award payouts to key employees are based on the achievement of certain performance targets (currently specified consolidated net income growth). If performance targets are not met within the performance period, which currently ranges from two to four years, there are no payouts for these awards. Nonvested awards issued prior to 2012 are prorated at retirement based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested awards issued prior to 2012 are forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. Each performance contingent cash award’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. Alliant Energy accounts for performance contingent cash awards as liability awards because payouts will be made in the form of cash. A summary of the performance contingent cash awards activity was as follows:

	2011	2010
	Awards	Awards
Nonvested awards, Jan. 1	23,428	—
Granted	23,975	23,795
Forfeited	(727)	(367)

Nonvested awards, Dec. 31	46,676	23,428

(c) Deferred Compensation Plan - Alliant Energy maintains a deferred compensation plan under which key employees may defer up to 100% of base salary and incentive compensation and directors may elect to defer all or part of their retainer and committee fees. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the deferred compensation plan. Key employees and directors may elect to have their deferrals credited to a company stock account, an interest account or equity accounts based on index funds.

Company Stock Accounts - The deferred compensation plan does not permit diversification of deferrals credited to the company stock account and all distributions from participants’ company stock accounts are made in the form of shares of Alliant Energy common stock. The deferred compensation obligations for participants’ company stock accounts are recorded in “Additional paid-in capital” and the shares of Alliant Energy common stock held in a rabbi trust to satisfy this obligation are recorded in “Shares in deferred compensation trust” on Alliant Energy’s Consolidated Balance Sheets. At Dec. 31, the carrying value of the deferred compensation obligation for the company stock accounts and the shares in the deferred compensation trust based on the historical value of the shares of Alliant Energy common stock contributed to the rabbi trust, and the fair market value of the shares held in the rabbi trust were as follows (in millions):

	2011	2010
Carrying value	$8.3	$7.6
Fair market value	11.6	9.1

Interest and Equity Accounts - Distributions from participants’ interest and equity accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest and equity accounts are recorded in “Pension and other benefit obligations” on Alliant Energy’s and IPL’s Consolidated Balance Sheets. At Dec. 31, the carrying value of Alliant Energy’s and IPL’s deferred compensation obligations for participants’ interest and equity accounts was as follows (in millions):

	Alliant Energy		IPL
	2011	2010	2011	2010
Carrying value	$20.5	$20.5	$5.0	$5.2

(7) COMMON EQUITY

Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2011	2010	2009
Shares outstanding, Jan. 1	110,893,901	110,656,498	110,449,099
Equity incentive plans (Note 6(b))	164,400	260,316	240,889
Other (a)	(39,480)	(22,913)	(33,490)

Shares outstanding, Dec. 31	111,018,821	110,893,901	110,656,498

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the equity incentive plans.

At Dec. 31, 2011, Alliant Energy had a total of 9.1 million shares available for issuance in the aggregate, pursuant to its OIP, Shareowner Direct Plan and 401(k) Savings Plan.

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

Dividend Restrictions - Alliant Energy is a holding company with no significant operations of its own therefore Alliant Energy is dependent upon receiving dividends from its subsidiaries to pay dividends to its shareowners. Alliant Energy does not have any significant common stock dividend restrictions. IPL and WPL each have common stock dividend restrictions based on the terms of their outstanding preferred stock and applicable regulatory limitations. At Dec. 31, 2011, IPL and WPL were in compliance with all such dividend restrictions.

Both IPL and WPL are restricted from paying common stock dividends to their parent company, Alliant Energy, if for any past or current dividend period, dividends on their respective preferred stock have not been paid, or declared and set apart for payment. IPL and WPL have paid all dividends on their respective preferred stock through 2011.

IPL’s most significant regulatory limitation on distributions to its parent company requires IPL to obtain IUB approval for a reasonable utility capital structure if its common equity ratio falls below 42% of total capitalization. As of Dec. 31, 2011, IPL’s amount of retained earnings that were free of restrictions was $351 million.

WPL’s most significant regulatory limitation on distributions to its parent company is included in an order issued by the PSCW in 2009 that prohibits WPL from paying annual common stock dividends in excess of $112 million if WPL’s common stock equity ratio is or will fall below 51.01%. WPL’s dividends are also restricted to the extent that such dividend would reduce WPL’s common stock equity ratio to less than 25%. As of Dec. 31, 2011, WPL’s amount of retained earnings that were free of restrictions was $112 million for 2012.

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

	2011	2010
IPL	$1.0	$1.0
WPL	1.3	1.3

Capital Transactions With Subsidiaries - IPL, WPL and Resources paid common stock dividends and repayments of capital to their parent company, Alliant Energy, as follows (in millions):

	IPL			WPL			Resources
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Common stock dividends	$73.4	$—	$—	$112.1	$109.5	$91.0	$—	$—	$—
Repayments of capital	100.7	118.2	106.1	—	—	—	—	65.0	100.0

Total distributions from common equity	$174.1	$118.2	$106.1	$112.1	$109.5	$91.0	$—	$65.0	$100.0

In 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. As of Dec. 31, 2011, IPL did not have any remaining authority under this FERC order.

IPL, WPL and Resources received capital contributions from their parent company, Alliant Energy, as follows (in millions):

	IPL			WPL			Resources
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Capital contributions	$54.0	$50.0	$150.0	$25.0	$75.0	$100.0	$65.0	$—	$—

(8) REDEEMABLE PREFERRED STOCK

Information related to the carrying value of Alliant Energy’s cumulative preferred stock of subsidiaries, net at Dec. 31 was as follows (dollars in millions):

Liquidation Preference / Stated Value	Authorized Shares		Shares Outstanding		Series	Redemption (a)	2011	2010
IPL:
$25	16,000,000		6,000,000		8.375%	On or after March 15, 2013	$150.0	$150.0
(b)	—		(b	)	(b )	(b)	—	40.0

							150.0	190.0
Less: discount							(4.9)	(6.2)

							145.1	183.8

WPL:
$100	(c	)	99,970		4.50%	Any time	10.0	10.0
$100	(c	)	74,912		4.80%	Any time	7.5	7.5
$100	(c	)	64,979		4.96%	Any time	6.5	6.5
$100	(c	)	29,957		4.40%	Any time	3.0	3.0
$100	(c	)	29,947		4.76%	Any time	3.0	3.0
$100	(c	)	150,000		6.20%	Any time	15.0	15.0
$25	(c	)	599,460		6.50%	Any time	15.0	15.0

							60.0	60.0

							$205.1	$243.8

(a)	None are mandatorily redeemable.
(b)	In 2011, IPL redeemed all 1,600,000 outstanding shares of its 7.10% Series C Cumulative Preferred Stock at the $25 par value for $40.0 million plus accrued and unpaid dividends up to the redemption date.
(c)	WPL has 3,750,000 authorized shares in total.

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

WPL - The articles of organization of WPL contain a provision that grants the holders of its preferred stock voting rights to elect a majority of WPL’s Board of Directors if preferred dividends equal to the annual dividend requirements are in arrears. The exercise of such voting rights would provide the holders of WPL’s preferred stock control of the decision on redemption of WPL’s preferred stock and could force WPL to exercise its call option. Therefore, the contingent control right and the embedded call option cause WPL’s preferred stock to be presented outside of total equity on Alliant Energy’s and WPL’s Consolidated Balance Sheets in a manner consistent with temporary equity.

Refer to Note 11 for information on the fair value of Alliant Energy’s cumulative preferred stock of subsidiaries.

(9) DEBT

(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and backstop liquidity for commercial paper outstanding. At Dec. 31, 2011, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL), which expire in December 2016. Information regarding commercial paper issued under credit facilities and other short-term borrowings was as follows (Not Applicable (N/A); dollars in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Commercial paper at Dec. 31:
Amount outstanding	$102.8	$47.4	$7.1	$—	$25.7	$47.4
Weighted average interest rates	0.3%	0.3%	0.4%	N/A	0.3%	0.3%

Total short-term debt outstanding for the year ended:
Maximum amount outstanding (based on daily outstanding balances)	$124.4	$350.3	$54.4	$219.1	$96.5	$170.2
Average amount outstanding (based on daily outstanding balances)	$27.7	$92.0	$6.0	$62.8	$17.6	$36.6
Weighted average interest rates	0.3%	0.3%	0.3%	0.3%	0.3%	0.3%

Alliant Energy’s, IPL’s and WPL’s credit agreements each contain a covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at Dec. 31, 2011 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Status at Dec. 31, 2011	46%	46%	45%

The debt component of the capital ratios generally includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of the applicable borrower), capital lease obligations, letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans are not included in the debt-to-capital ratios. The equity component of the capital ratios excludes accumulated other comprehensive income (loss).

(b) Long-Term Debt -

Alliant Energy’s, IPL’s and WPL’s long-term debt, net as of Dec. 31 was as follows (dollars in millions):

	2011			2010
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures:
3.3%, due 2015	$150.0	$150.0	$—	$150.0	$150.0	$—
5.875%, due 2018	100.0	100.0	—	100.0	100.0	—
7.25%, due 2018	250.0	250.0	—	250.0	250.0	—
3.65%, due 2020	200.0	200.0	—	200.0	200.0	—
5.5%, due 2025	50.0	50.0	—	50.0	50.0	—
6.45%, due 2033	100.0	100.0	—	100.0	100.0	—
6.3%, due 2034	125.0	125.0	—	125.0	125.0	—
6.25%, due 2039	300.0	300.0	—	300.0	300.0	—

	1,275.0	1,275.0	—	1,275.0	1,275.0	—
Debentures:
5%, due 2019	250.0	—	250.0	250.0	—	250.0
4.6%, due 2020	150.0	—	150.0	150.0	—	150.0
6.25%, due 2034	100.0	—	100.0	100.0	—	100.0
6.375%, due 2037	300.0	—	300.0	300.0	—	300.0
7.6%, due 2038	250.0	—	250.0	250.0	—	250.0

	1,050.0	—	1,050.0	1,050.0	—	1,050.0
Pollution Control Revenue Bonds:
5%, due 2014	38.4	38.4	—	38.4	38.4	—
5%, due 2014 and 2015	24.5	—	24.5	24.5	—	24.5
5.375%, due 2015	14.6	—	14.6	14.6	—	14.6

	77.5	38.4	39.1	77.5	38.4	39.1
Other:
4% senior notes, due 2014	250.0	—	—	250.0	—	—
5.06% senior secured notes, due 2012 to 2024	63.3	—	—	64.5	—	—
Other, 1% at Dec. 31, 2011, due 2012 to 2025	0.5	—	—	0.5	—	—

	313.8	—	—	315.0	—	—

Subtotal	2,716.3	1,313.4	1,089.1	2,717.5	1,313.4	1,089.1
Current maturities	(1.4)	—	—	(1.3)	—	—
Unamortized debt (discount) and premium, net	(11.8)	(4.4)	(6.9)	(12.8)	(4.8)	(7.4)

Long-term debt, net	$2,703.1	$1,309.0	$1,082.2	$2,703.4	$1,308.6	$1,081.7

In 2009, Alliant Energy announced a tender offer and consent solicitation for all 5,940,960 of its 2.5% Exchangeable Senior Notes due 2030 (Notes). In 2009, Alliant Energy received valid tenders and consents from holders of 5,940,660 Notes and made $241 million of payments related to the Notes tendered using short-term borrowings and cash on hand. These payments exceeded the carrying value of the Notes tendered resulting in Alliant Energy incurring $203.0 million of pre-tax charges in 2009 related to the repurchase of the Notes. These pre-tax charges were recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Consolidated Statement of Income in 2009. In 2010, Alliant Energy retired its remaining 300 Notes.

Five-Year Schedule of Debt Maturities - At Dec. 31, 2011, Alliant Energy’s, IPL’s and WPL’s debt maturities for 2012 to 2016 were as follows (in millions):

	2012	2013	2014	2015	2016
IPL	$—	$—	$38	$150	$—
WPL	—	—	8	31	—
Resources	1	1	2	2	3
Alliant Energy parent company	—	—	250	—	—

Alliant Energy	$1	$1	$298	$183	$3

At Dec. 31, 2011, there were no significant sinking fund requirements related to the long-term debt on the Consolidated Balance Sheets.

Indentures - Alliant Energy maintains an indenture related to its 4% senior notes due 2014. IPL maintains an indenture related to its senior debentures due 2015 through 2039. WPL maintains an indenture related to its debentures due 2019 through 2038. Sheboygan Power, LLC, Resources’ wholly-owned subsidiary, maintains an indenture related to the issuance of its 5.06% senior secured notes due 2012 to 2024.

Optional Redemption Provisions - Alliant Energy and its subsidiaries have certain issuances of long-term debt that contain optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption. At Dec. 31, 2011, the debt issuances that contained these optional redemption provisions included Alliant Energy’s senior notes due 2014, IPL’s senior debentures due 2015 through 2039, WPL’s debentures due 2019 through 2038 and Sheboygan Power, LLC’s senior secured notes due 2012 to 2024.

Security Provisions - Sheboygan Power, LLC’s 5.06% senior secured notes due 2012 to 2024 are secured by the Sheboygan Falls Energy Facility and related assets.

Unamortized Debt Issuance Costs - Alliant Energy’s, IPL’s and WPL’s unamortized debt issuance costs recorded in “Deferred charges and other” on the Consolidated Balance Sheets at Dec. 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Unamortized debt issuance costs	$19.1	$21.2	$9.0	$10.0	$8.4	$9.1

Carrying Amount and Fair Value of Long-term Debt - Refer to Note 11 for information on the carrying amount and fair value of Alliant Energy’s, IPL’s and WPL’s long-term debt outstanding at Dec. 31, 2011 and 2010.

(10) INVESTMENTS

(a) Unconsolidated Equity Investments - Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting are as follows (dollars in millions):

	Ownership	Carrying Value
	Interest at	at Dec. 31,		Equity (Income) / Loss
	Dec. 31, 2011	2011	2010	2011	2010	2009
Alliant Energy
ATC (a)	16%	$238.8	$227.9	($37.8)	($36.9)	($36.1)
Wisconsin River Power Company	50%	7.7	8.1	(0.9)	(0.9)	(0.9)
Other	Various	3.1	2.5	(0.6)	(0.3)	0.4

		$249.6	$238.5	($39.3)	($38.1)	($36.6)

WPL
ATC (a)	16%	$238.8	$227.9	($37.8)	($36.9)	($36.1)
Wisconsin River Power Company	50%	7.7	8.1	(0.9)	(0.9)	(0.9)

		$246.5	$236.0	($38.7)	($37.8)	($37.0)

(a)	Alliant Energy and WPL have the ability to exercise significant influence over ATC’s financial and operating policies through their participation on ATC’s Board of Directors. Refer to Note 21 for information regarding related party transactions with ATC.

Summary financial information from the financial statements of these investments is as follows (in millions):

	Alliant Energy			WPL
	2011	2010	2009	2011	2010	2009
Operating revenues	$575	$564	$529	$575	$564	$529
Operating income	307	307	292	308	308	294
Net income	218	226	218	226	221	215
As of Dec. 31:
Current assets	62	64		61	63
Non-current assets	3,100	2,941		3,071	2,906
Current liabilities	299	429		299	429
Non-current liabilities	1,490	1,266		1,487	1,263

(b) Cash Surrender Value of Life Insurance Policies - Alliant Energy, IPL and WPL have various life insurance policies that cover certain current and former employees and directors. At Dec. 31, the cash surrender value of these investments was as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Cash surrender value	$49.2	$48.3	$15.1	$14.3	$11.9	$12.4

(11) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at Dec. 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
2011
Assets:
Derivative assets (Note 12)	$15.7	$15.7	$10.6	$10.6	$5.1	$5.1
Deferred proceeds (sales of receivables) (Note 4(a))	53.7	53.7	53.7	53.7	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 9(b))	2,704.5	3,325.3	1,309.0	1,560.4	1,082.2	1,439.0
Cumulative preferred stock of subsidiaries (Note 8)	205.1	222.5	145.1	164.3	60.0	58.2
Derivative liabilities (Note 12)	78.0	78.0	33.6	33.6	44.4	44.4
2010
Assets:
Money market fund investments (Note 1(d))	128.3	128.3	5.6	5.6	—	—
Derivative assets (Note 12)	20.9	20.9	12.9	12.9	8.0	8.0
Deferred proceeds (sales of receivables) (Note 4(a))	152.9	152.9	152.9	152.9	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 9(b))	2,704.7	2,958.6	1,308.6	1,417.0	1,081.7	1,219.6
Cumulative preferred stock of subsidiaries (Note 8)	243.8	266.7	183.8	210.7	60.0	56.0
Derivative liabilities (Note 12)	67.3	67.3	24.0	24.0	43.3	43.3

Valuation Techniques -

Money market fund investments - At Dec. 31, 2010, money market fund investments were measured at fair value using quoted market prices on listed exchanges. Refer to Note 1(d) for additional information regarding money market fund investments.

Derivative assets and derivative liabilities - As of Dec. 31, 2011 and 2010, derivative assets and derivative liabilities included swap contracts, option contracts, and physical forward purchase and sale contracts for electricity and natural gas, financial transmission rights (FTRs) and embedded foreign currency derivatives. IPL’s and WPL’s swap, option and physical forward commodity contracts were non-exchange-based derivative instruments valued using indicative price quotations available through a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were measured at fair value each reporting date using monthly or annual auction shadow prices from relevant auctions. The embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas were measured at fair value using an extrapolation of forward currency rates. Refer to Note 12 for additional details of derivative assets and derivative liabilities.

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of receivables program was calculated each reporting date using the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold. Refer to Note 4(a) for additional information regarding deferred proceeds.

Long-term debt (including current maturities) - For long-term debt instruments that are actively traded, the fair value was based upon quoted market prices each reporting date. For long-term debt instruments that are not actively traded, the fair value was based on discounted cash flow methodology and utilizes assumptions of current market pricing curves. Refer to Note 9(b) for additional information regarding long-term debt.

Cumulative preferred stock of subsidiaries - The fair value of IPL’s 8.375% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange on each reporting date. At Dec. 31, 2010, the fair value of IPL’s 7.10% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange on that date. The fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market price quoted by the NYSE Amex LLC on each reporting date. The fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities. Refer to Note 8 for additional information regarding cumulative preferred stock of subsidiaries, including the April 2011 redemption of IPL’s 7.10% cumulative preferred stock.

Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Level 1 assets as of Dec. 31, 2010 included money market fund investments.

Level 2 - Pricing inputs are quoted prices for similar asset or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. Level 2 assets and liabilities as of Dec. 31, 2011 and 2010 included IPL’s and WPL’s non-exchange traded commodity contracts valued using indicative price quotations that are corroborated with quoted prices for similar assets or liabilities in active markets.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. Level 3 assets and liabilities as of Dec. 31, 2011 and 2010 included embedded foreign currency derivatives, IPL’s deferred proceeds, and IPL’s and WPL’s FTRs, natural gas option contracts and certain commodity contracts that are valued using indicative price quotations with shaping assumptions.

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

Recurring Fair Value Measurements - Disclosure requirements for Alliant Energy’s, IPL’s and WPL’s recurring items subject to fair value measurements at Dec. 31 were as follows (in millions):

Alliant Energy

	2011				2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$—	$—	$—	$—	$128.3	$128.3	$—	$—
Derivative assets:
Commodity contracts	15.7	—	3.4	12.3	16.1	—	10.0	6.1
Foreign exchange contracts	—	—	—	—	4.8	—	—	4.8

Total derivative assets	15.7	—	3.4	12.3	20.9	—	10.0	10.9
Deferred proceeds	53.7	—	—	53.7	152.9	—	—	152.9
Liabilities:
Derivative liabilities:
Commodity contracts	78.0	—	64.8	13.2	67.2	—	63.9	3.3
Foreign exchange contracts	—	—	—	—	0.1	—	—	0.1

Total derivative liabilities	78.0	—	64.8	13.2	67.3	—	63.9	3.4

IPL

	2011				2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$—	$—	$—	$—	$5.6	$5.6	$—	$—
Derivative assets:
Commodity contracts	10.6	—	1.3	9.3	8.1	—	3.6	4.5
Foreign exchange contracts	—	—	—	—	4.8	—	—	4.8

Total derivative assets	10.6	—	1.3	9.3	12.9	—	3.6	9.3
Deferred proceeds	53.7	—	—	53.7	152.9	—	—	152.9
Liabilities:
Derivative liabilities:
Commodity contracts	33.6	—	28.6	5.0	24.0	—	23.8	0.2

WPL

	2011				2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative assets:
Commodity contracts	$5.1	$—	$2.1	$3.0	$8.0	$—	$6.4	$1.6
Liabilities:
Derivative liabilities:
Commodity contracts	44.4	—	36.2	8.2	43.2	—	40.1	3.1
Foreign exchange contracts	—	—	—	—	0.1	—	—	0.1

Total derivative liabilities	44.4	—	36.2	8.2	43.3	—	40.1	3.2

Additional information for Alliant Energy’s, IPL’s and WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) was follows (in millions):

Alliant Energy

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds
	2011	2010	2011	2010	2011	2010
Beginning balance, Jan. 1	$2.8	$2.6	$4.7	$3.1	$152.9	$—
Total gains (losses) (realized/unrealized) included in changes in net assets (a)	(7.3)	(0.8)	—	3.8	—	—
Transfers in and/or out of Level 3 (b)	0.2	(0.3)	—	—	—	—
Purchases	21.8	—	—	—	—	—
Settlements (c)	(18.4)	1.3	(4.7)	(2.2)	(99.2)	152.9

Ending balance, Dec. 31	($0.9)	$2.8	$—	$4.7	$53.7	$152.9

Alliant Energy

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds
	2011	2010	2011	2010	2011	2010
The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at Dec. 31 (a)	($7.3)	($0.8)	$—	$3.8	$—	$—

IPL

	Derivative Assets and (Liabilities), net
	Commodity		Foreign		Deferred
	Contracts		Contracts		Proceeds
	2011	2010	2011	2010	2011	2010
Beginning balance, Jan. 1	$4.3	$1.4	$4.8	$4.6	$152.9	$—
Total gains (losses) (realized/unrealized) included in changes in net assets (a)	(3.1)	0.5	—	3.8	—	—
Purchases	18.1	—	—	—	—	—
Sales (d)	—	—	(2.1)	—	—	—
Settlements (c)	(15.0)	2.4	(2.7)	(3.6)	(99.2)	152.9

Ending balance, Dec. 31	$4.3	$4.3	$—	$4.8	$53.7	$152.9

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at Dec. 31 (a)	($3.1)	$0.5	$—	$3.8	$—	$—

WPL

	Derivative Assets and (Liabilities), net
	Commodity		Foreign
	Contracts		Contracts
	2011	2010	2011	2010
Beginning balance, Jan. 1	($1.5)	$1.2	($0.1)	($1.5)
Total losses (realized/unrealized) included in changes in net assets (a)	(4.2)	(1.3)	—	—
Transfers in and/or out of Level 3 (b)	0.2	(0.3)	—	—
Purchases	3.7	—	—	—
Settlements	(3.4)	(1.1)	0.1	1.4

Ending balance, Dec. 31	($5.2)	($1.5)	$—	($0.1)

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at Dec. 31 (a)	($4.2)	($1.3)	$—	$—

(a)	Gains and losses related to derivative assets and derivative liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on the Consolidated Balance Sheets.
(b)	Observable market inputs became available for certain commodity contracts previously classified as Level 3. The transfers were valued as of the beginning of the period.
(c)	Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.
(d)	The foreign exchange contract was transferred from IPL to Resources in connection with the sale of wind project assets in 2011.

(12) DERIVATIVE INSTRUMENTS

Commodity and Foreign Exchange Derivatives -

Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and currency exchange rates. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of Dec. 31, 2011 and 2010 were not designated as hedging instruments. IPL’s and WPL’s derivative instruments as of Dec. 31, 2011 and 2010 included electric physical forward purchase contracts and swap contracts to mitigate pricing volatility for the electricity purchased to supply to their customers; electric physical forward sale contracts to offset long positions created by reductions in electricity demand forecasts; natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate; natural gas options to mitigate price increases during periods of high demand or lack of supply; FTRs acquired to manage transmission congestion costs; natural gas physical forward purchase contracts to mitigate pricing volatility for natural gas supplied to their retail customers; natural gas physical forward purchase and sale contracts to optimize the value of natural gas pipeline capacity; and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas.

Notional Amounts - As of Dec. 31, 2011, Alliant Energy, IPL and WPL had notional amounts related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments as follows (units in thousands):

	2012	2013	2014	Total
Alliant Energy
Electricity (MWhs)	3,931	1,944	—	5,875
FTRs (MWs)	23	—	—	23
Natural gas (dekatherms (Dths))	48,295	9,716	1,125	59,136

IPL
Electricity (MWhs)	2,354	806	—	3,160
FTRs (MWs)	14	—	—	14
Natural gas (Dths)	30,864	5,554	675	37,093

WPL
Electricity (MWhs)	1,577	1,138	—	2,715
FTRs (MWs)	9	—	—	9
Natural gas (Dths)	17,276	4,162	450	21,888

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each year.

Financial Statement Presentation - Alliant Energy, IPL and WPL record derivative instruments at fair value each reporting date on the balance sheets as assets or liabilities. At Dec. 31, 2011 and 2010, the fair values of current derivative assets were included in “Prepayments and other,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Current derivative assets
Commodity contracts	$12.7	$14.3	$9.2	$7.8	$3.5	$6.5
Foreign exchange contracts	—	4.8	—	4.8	—	—

	$12.7	$19.1	$9.2	$12.6	$3.5	$6.5

Non-current derivative assets
Commodity contracts	$3.0	$1.8	$1.4	$0.3	$1.6	$1.5

Current derivative liabilities
Commodity contracts	$55.9	$55.2	$24.5	$23.0	$31.4	$32.2
Foreign exchange contracts	—	0.1	—	—	—	0.1

	$55.9	$55.3	$24.5	$23.0	$31.4	$32.3

Non-current derivative liabilities
Commodity contracts	$22.1	$12.0	$9.1	$1.0	$13.0	$11.0

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

		Gains (Losses)
	Location Recorded	Alliant Energy			IPL			WPL
	on Balance Sheets	2011	2010	2009	2011	2010	2009	2011	2010	2009
Commodity contracts	Regulatory assets	($79.6)	($78.4)	($137.6)	($42.4)	($47.8)	($69.5)	($37.2)	($30.6)	($68.1)
Commodity contracts	Regulatory liabilities	9.3	11.5	24.4	6.4	10.6	11.7	2.9	0.9	12.7
Foreign exchange contracts	Regulatory liabilities	—	3.8	(3.3)	—	3.8	(2.9)	—	—	(0.4)

Losses from commodity contracts during 2011, 2010 and 2009 were primarily due to impacts of decreases in electricity and natural gas prices during such periods.

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on Dec. 31, 2011 was $78.0 million, $33.6 million and $44.4 million for Alliant Energy, IPL and WPL, respectively. At Dec. 31, 2011, Alliant Energy, IPL and WPL all had investment-grade credit ratings. However, IPL exceeded its liability position with one counterparty requiring it to post $2.0 million of cash collateral. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on Dec. 31, 2011, Alliant Energy, IPL and WPL would be required to post an additional $76.0 million, $31.6 million and $44.4 million, respectively, of credit support to their counterparties.

(13) COMMITMENTS AND CONTINGENCIES

(a) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to their utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At Dec. 31, 2011, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

Alliant Energy	2012	2013	2014	2015	2016	Thereafter	Total
Purchased power (a):
DAEC (IPL) (b)	$178	$200	$34	$—	$—	$—	$412
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	72	77	—	—	—	—	149
Other	38	8	—	—	—	1	47

	288	285	34	—	—	1	608
Natural gas	152	60	34	23	21	16	306
Coal (c)	149	106	40	18	—	—	313
SO2 emission allowances (d)	—	—	—	12	14	8	34
Other (e)	89	24	—	—	—	—	113

	$678	$475	$108	$53	$35	$25	$1,374

IPL	2012	2013	2014	2015	2016	Thereafter	Total
Purchased power (a):
DAEC (b)	$178	$200	$34	$—	$—	$—	$412
Other	9	—	—	—	—	1	10

	187	200	34	—	—	1	422
Natural gas	83	22	14	10	8	9	146
Coal (c)	43	26	22	7	—	—	98
SO2 emission allowances (d)	—	—	—	12	14	8	34
Other (e)	49	16	—	—	—	—	65

	$362	$264	$70	$29	$22	$18	$765

WPL	2012	2013	2014	2015	2016	Thereafter	Total
Purchased power (a):
Kewaunee	$72	$77	$—	$—	$—	$—	$149
Other	29	8	—	—	—	—	37

	101	85	—	—	—	—	186
Natural gas	69	38	20	13	13	7	160
Coal (c)	18	18	18	11	—	—	65
Other (e)	8	8	—	—	—	—	16

	$196	$149	$38	$24	$13	$7	$427

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased. Refer to Note 21 for additional information on purchased power transactions.
(b)	IPL is obligated to pay for capacity and energy delivered under the DAEC PPA. If energy delivered under the DAEC PPA is less than the targeted energy amount, an adjustment payment is made to IPL, which is reflected in IPL’s energy adjustment clause.
(c)	IPL and WPL enter into coal transportation contracts that are directly assigned to their specific generating stations, the amounts of which are included in Alliant Energy’s, IPL’s and WPL’s tables above. Also included in Alliant Energy’s and IPL’s tables is IPL’s respective portion of coal and coal transportation contracts related to jointly-owned generating stations not operated by IPL. In addition, Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL of $88 million for 2012 and $62 million for 2013 to allow flexibility for the changing needs of the quantity of coal consumed by each. Coal contract quantities are allocated to specific IPL or WPL generating stations at or before the time of delivery based on various factors including projected heat input requirements, combustion compatibility and efficiency. These system-wide coal contracts have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of Dec. 31, 2011 and therefore are excluded from IPL’s and WPL’s tables above.
(d)	Refer to Note 1(b) for discussion of $34 million of charges recognized by Alliant Energy and IPL in 2011 for IPL’s forward contracts to purchase SO2 emission allowances.
(e)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2011.

Alliant Energy, IPL and WPL enter into certain contracts that are considered leases and are therefore not included here, but are included in Note 3.

(b) Legal Proceedings -

Air Permitting Violation Claims - In September 2010, Sierra Club filed in the U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia), based on allegations that modifications were made at the facilities without complying with the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and state regulatory counterparts contained within the Wisconsin state implementation plan (SIP) designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. WPL and Sierra Club are engaged in settlement negotiations. In January 2012, the Court reset the trial date to Dec. 10, 2012 and scheduled a status conference for Feb. 15, 2012 to receive an update on settlement progress. At the Feb. 15, 2012 status conference, the Court reaffirmed the Dec. 10, 2012 trial date, but set a pre-trial schedule that allows the parties to work toward settlement.

In September 2010, Sierra Club filed in the U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of the Edgewater Generating Station (Edgewater), which contained similar allegations regarding air permitting violations at Edgewater. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions. In February 2011, WPL responded to these claims related to Edgewater by filing with the U.S. District Court an answer denying the allegations and a motion to dismiss the allegations based on lack of jurisdiction. WPL and Sierra Club are engaged in settlement negotiations. In December 2011, the Court stayed all discovery and scheduling deadlines for 60 days (through Feb. 15, 2012) so that the Parties may continue settlement negotiations. In February 2012, the Court extended the stay through April 16, 2012.

In December 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP. WPL is engaged in settlement negotiations with the EPA in conjunction with the settlement negotiations with the Sierra Club discussed above.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Edgewater, Nelson Dewey and Columbia required either a state or federal CAA permit, WPL may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of emission control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units, and other beneficial environmental projects. If similar remedies are required for final resolution of these matters at Edgewater, Nelson Dewey and Columbia, Alliant Energy and WPL would incur additional capital and operating expenditures. Alliant Energy and WPL are continuing to analyze the allegations and are unable to predict the impact of the allegations on their financial condition or results of operations, but believe that the outcome could be significant. WPL and the other owners of Edgewater and Columbia are exploring settlement options while simultaneously defending against these allegations. Alliant Energy and WPL believe the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

Alliant Energy and WPL do not currently believe any material losses from these air permitting violation claims are both probable and reasonably estimated and therefore have not recognized any material related loss contingency amounts as of Dec. 31, 2011. Alliant Energy and WPL are not able to estimate the possible loss or range of possible loss related to these air permit violation claims given the various litigation and settlement scenarios being pursued to resolve this contingency as well as uncertainty regarding which, if any, allegations will be determined to be violations and the nature and cost of any fines and injunctive relief that could be required to resolve any violations.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class action lawsuit was filed against the Plan in the U.S. District Court for the Western District of Wisconsin (Court). The complaint alleged that certain Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 (ERISA) because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. These Plan participants were limited to individuals who, prior to normal retirement age, received a lump sum distribution or an annuity payment. The Court certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received these distributions from Jan. 1, 1998 to Aug. 17, 2006 including: (1) persons who received distributions from Jan. 1, 1998 through Feb. 28, 2002; and (2) persons who received distributions from March 1, 2002 to Aug. 17, 2006.

In June 2010, the Court issued an opinion and order that granted the plaintiffs’ motion for summary judgment on liability in the lawsuit and decided with respect to damages that prejudgment interest on damages would be allowed. In December 2010, the Court issued an opinion and order that decided the interest crediting rate that the Plan used to project the cash balance accounts of the plaintiffs during the class period should have been 8.2% and that a pre-retirement mortality discount would not be applied to the damages calculation. In March 2011, the Court issued an opinion and order that prejudgment interest on damages would be calculated using the average prime rate from the date that the Plan failed to make the total payment to a particular participant through the date of the final judgment (which has not yet been issued). In September 2011, plaintiffs filed a motion for leave to file a supplemental complaint to assert that the 2011 amendment to the Plan, made to conform with the IRS determination letter (described below), was itself an ERISA violation. In November 2011, the Court allowed the filing of the Plaintiffs’ supplemental complaint and denied a separate motion for reconsideration filed by the Plan arguing that certain of Plaintiffs’ claims were time-barred. Following the November 2011 ruling, Plaintiffs filed a new complaint. The Plan filed an answer in January 2012, pursuant to the scheduling order issued by the Court. Following resolution of the new complaint, the Plan may appeal the final judgment to the Seventh Circuit Court of Appeals.

Based on opinions and orders issued by the Court to date and the $10.2 million of IRS-related offset benefits paid by the Plan in 2011, the Plan currently estimates that the final trial court judgment of damages, after offsetting the additional benefits paid to participants by the Plan, may be up to approximately $17 million, which includes prejudgment interest through Dec. 31, 2011, but does not include any award for plaintiffs’ attorney’s fees or costs or the potential value of additional claims newly asserted in the supplemental complaint by the Plaintiffs in November 2011 whose value is not yet known. Alliant Energy, IPL and WPL do not currently believe any material losses related to the final judgment of damages from this class action lawsuit are both probable and reasonably estimated, and therefore have not recognized any material loss contingency amounts for the final judgment of damages as of Dec. 31, 2011. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the class action lawsuit or the ultimate impact on their financial condition or results of operations but believe the outcome could have a material effect on their retirement plan funding and expense.

The IRS also considered the interest crediting rate used to project the cash balance account to participants’ normal retirement age as part of its review of Alliant Energy’s request for a favorable determination letter with respect to the tax-qualified status of the Plan. Alliant Energy reached an agreement with the IRS, which resulted in a favorable determination letter for the Plan in 2011. The agreement with the IRS required Alliant Energy to amend the Plan in 2011 resulting in $10.2 million of aggregate additional benefits paid to certain former participants in the Plan in 2011. The $10.2 million of aggregate payments are an offset against any final judgment of damages by the Court in the case discussed above, in whole or in part, depending on the scope of the final judgment. Refer to Note 6(a) for discussion of the additional benefits costs recognized by Alliant Energy, IPL and WPL in 2011 related to the $10.2 million of benefit payments.

RMT Contract Disputes - In September 2011, RMT filed a lawsuit in the U.S. District Court for the Western District of Wisconsin alleging, among other things, breach of contract against Cable System Installation (CSI), a subcontractor to RMT on several solar projects in New Jersey. The complaint alleges that CSI breached its contract with RMT by failing to complete the work, by failing to complete the work in a timely manner, by failing to perform work according to the contract, for abandonment of work, and for other related claims. RMT incurred additional costs to replace CSI and to complete CSI’s work with alternative subcontractors, incurred liquidated damages assessed by the project owners due to project delays, and had liens filed by CSI’s subcontractors that CSI has not paid. The lawsuit seeks to recover all costs incurred by RMT as a result of the breaches of contract by CSI. CSI has asserted that RMT owes CSI additional amounts for work performed under the contract that have not been paid to date. CSI and sub-contractors of CSI have filed liens against the projects based on claims that they have not been paid as required under their agreements. As of Dec. 31, 2011, RMT has posted bonds of $21 million to discharge the liens filed by CSI and CSI’s subcontractors against the project sites. Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated and therefore has not recognized any material related loss contingency amounts as of Dec. 31, 2011. Alliant Energy is currently not able to estimate the possible loss or range of possible loss related to these claims given the early state of the lawsuit. Alliant Energy also has not recognized any material benefits from the lawsuit as of Dec. 31, 2011.

Other - Alliant Energy, IPL and WPL are involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy, IPL and WPL believe that appropriate reserves have been established and final disposition of these actions will not have a material effect on their financial condition or results of operations.

(c) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy has not recognized any material liabilities related to these indemnifications as of Dec. 31, 2011. The terms of the indemnifications provided by Alliant Energy at Dec. 31, 2011 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit		Expiration Date
New Zealand	Fourth quarter of 2006	$163	(a)	March 2012
Mexico	Second quarter of 2007	20		June 2012

(a)	Based on exchange rate at Dec. 31, 2011

Alliant Energy also continues to guarantee the abandonment obligations of WPC under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of Dec. 31, 2011, the present value of the abandonment obligations is estimated at $32 million. Alliant Energy believes that no payments will be made under this guarantee.

RMT provides renewable energy services to clients throughout the U.S., including facility siting, permitting, design, procurement, construction and high voltage connection services for wind and solar projects. Alliant Energy has guaranteed RMT’s performance obligations related to certain of these projects. As of Dec. 31, 2011, Alliant Energy had $554 million of performance guarantees outstanding with $101 million, $339 million and $114 million expiring in 2012, 2013 and 2014, respectively. RMT has also provided surety bonds in support of the payment and performance obligations of certain of these projects and Alliant Energy has guaranteed RMT’s indemnity obligations to the surety company. As of Dec. 31, 2011, Alliant Energy had $119 million in surety bonds and related Alliant Energy performance guarantees outstanding, all with expiration dates in 2012. Alliant Energy currently believes that no material cash payments will be made under any of these obligations.

Refer to Note 3(a) for discussion of Alliant Energy’s and WPL’s residual value guarantees of their synthetic leases.

(d) Environmental Matters - Alliant Energy, IPL and WPL are subject to environmental regulations as a result of their current and past operations. These regulations are designed to protect public health and the environment and have resulted in compliance, remediation, containment and monitoring obligations, which are recorded as environmental liabilities. At Dec. 31, current environmental liabilities were included in “Other current liabilities” and non-current environmental liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Current environmental liabilities	$4.8	$7.1	$3.5	$6.8	$1.3	$0.3
Non-current environmental liabilities	28.8	25.8	24.9	21.6	3.8	4.1

	$33.6	$32.9	$28.4	$28.4	$5.1	$4.4

MGP Sites - IPL and WPL have current or previous ownership interests in 40 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs. IPL and WPL have received letters from state environmental agencies requiring no further action at 11 and 9 of these sites, respectively. Additionally, IPL has met state environmental agency expectations at 3 additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

Alliant Energy, IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of these sites to be $19 million ($15 million for IPL and $4 million for WPL) to $45 million ($39 million for IPL and $6 million for WPL). At Dec. 31, 2011, Alliant Energy, IPL and WPL had recorded $33 million, $28 million and $5 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Refer to Note 1(b) for discussion of regulatory assets recorded by IPL and WPL, which reflect the probable future rate recovery of MGP expenditures. Considering the current rate treatment, and assuming no material change therein, Alliant Energy, IPL and WPL believe that the clean-up costs incurred for these MGP sites will not have a material effect on their respective financial condition or results of operations. Settlement has been reached with all of IPL’s and WPL’s insurance carriers regarding reimbursement for their MGP-related costs and such amounts have been accounted for as directed by the applicable regulatory jurisdiction.

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

Air Quality -

CAIR is an emissions trading program that requires SO2 and NOx emissions reductions at IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW capacity located in Iowa and Wisconsin through installation of emission controls and/or purchases of allowances. The requirements for NOx and SO2 reductions started in 2009 and 2010, respectively. The requirements of CAIR remain subject to further review by the federal courts and EPA.

CSAPR (formerly known as the Clean Air Transport Rule) was expected to require SO2 and NOx emissions reductions from IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin. CSAPR emissions reductions were expected to replace CAIR beginning in 2012. However, in December 2011, the CSAPR requirements were stayed by the federal courts and CAIR was reinstated. The requirements of CSAPR remain subject to further review by the federal courts and EPA.

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

Utility Maximum Achievable Control Technology (MACT) Rule requires compliance with numerical emission limitations and work practice standards for the control of mercury and other federal hazardous air pollutants for coal- and oil-fueled EGUs with greater than 25 MW capacity. Compliance is currently expected to be required by April 2015.

Wisconsin State Mercury Rule requires WPL’s existing coal-fueled EGUs to reduce annual mercury emissions by 40% from a historic baseline beginning in 2010, and to either achieve a 90% annual mercury emissions reduction standard or limit the annual concentration of mercury emissions to 0.008 pounds of mercury per gigawatt-hour beginning in 2015.

Wisconsin RACT Rule requires NOx emissions reductions at Edgewater to achieve compliance with 2013 requirements since it is located in Sheboygan County, which is currently designated as a non-attainment area for Ozone National Ambient Air Quality Standard (NAAQS). WPL installed NOx emission control technologies at Edgewater to meet 2009 to 2012 compliance requirements under this rule.

Ozone NAAQS Rule reduced the primary standard to a level of 0.075 parts per million. The schedule for compliance with the Ozone NAAQS Rule has not yet been established.

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

Nitrogen Dioxide (NO2) NAAQS Rule requires a new one-hour NAAQS for NO2 at a level of 100 parts per billion (ppb) and associated ambient air monitoring requirements, while maintaining the current annual standard of 53 ppb. The EPA is expected to re-evaluate non-attainment areas for the NO2 NAAQS in 2016 based on expanded monitoring data. The schedule for compliance has not yet been established.

SO2 NAAQS Rule requires a new one-hour NAAQS for SO2 at a level of 75 ppb. The EPA’s final designations identifying non-attainment areas for the SO2 NAAQS are expected to be issued in 2012. The compliance deadline for SO2 NAAQS is currently expected to be required by 2017 for non-attainment areas.

Industrial Boiler and Process Heater MACT Rule requires reductions of emissions of hazardous air pollutants at EGUs with less than 25 MW capacity, and auxiliary boilers and process heaters located at EGUs. The requirements of this rule remain subject to further review by the EPA, which proposed a reconsidered rule in December 2011 and expects to issue a final reconsidered rule by April 2012. The compliance deadline for existing units located at major sources subject to the final Industrial Boiler and Process Heater MACT rule is currently 2014, but expected to be extended to mid-2015 pursuant to the final reconsidered rule.

Water Quality -

Section 316(b) of the Federal Clean Water Act proposal is expected to require modifications to cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts to fish and other aquatic life. The schedule for compliance has not yet been finalized; however, compliance will be required within eight years of the effective date of the final rule. The EPA expects to issue a final rule in 2012.

Wisconsin and Iowa State Thermal Rules may require modifications to certain of WPL’s and IPL’s EGUs to limit the amount of heat those facilities can discharge into Wisconsin and Iowa waters, respectively. Compliance with the thermal rules will be evaluated on a case-by-case basis as discharge permits for WPL’s and IPL’s EGUs are renewed.

Hydroelectric Fish Passages and Fish Protective Devices - FERC issued an order requiring an agency-approved fish passage to be installed at WPL’s Prairie du Sac hydro plant by December 2012. Alliant Energy and WPL currently expect to request an extension from FERC in 2012.

Land and Solid Waste -

Coal Combustion Residuals (CCR) could impose additional requirements for CCR management, beneficial use applications and disposal including operation and maintenance of coal ash surface impoundments (ash ponds) and/or landfills. The EPA issued a proposed regulation for public comment in 2010, and a final rule is expected by late 2012. The schedule for compliance with the CCR Rule has not yet been established.

Polychlorinated Biphenyls (PCB) - The EPA is re-examining the current authorized uses of PCB in electrical equipment and other applications to determine if these uses present an unreasonable risk of injury to health and the environment. The EPA is expected to issue proposed PCB rules for public comment in 2013 and could include a possible mandate to phase out all PCB-containing equipment. The schedule for compliance with the PCB Rule has not yet been established.

Greenhouse Gases (GHG) Emissions -

EPA New Source Performance Standard (NSPS) for GHG Emissions from Electric Utilities is expected to require performance standards for GHG emissions from new and existing fossil-fueled EGUs. The EPA announced the issuance of proposed regulations will be delayed for existing EGUs and has not yet established a new schedule. The EPA’s proposed rule for new EGUs is also delayed and is currently expected to be issued in the first quarter of 2012. The schedule for compliance with the NSPS has not yet been established.

EPA GHG Tailoring Rule establishes GHG emissions thresholds for construction and operation of facilities emitting GHG incorporated with air permits applied for after January 2011. The rule also requires new and significantly modified facilities to demonstrate use of the Best Available Control Technologies and energy efficiency measures to minimize GHG emissions.

(e) Credit Risk - Alliant Energy, IPL and WPL are subject to credit risk related to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities, other goods or services at the contracted price.

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

RMT provides renewable energy services to clients throughout the U.S., including facility siting, permitting, design, procurement, construction and high voltage connection services for wind and solar projects. RMT has a concentration of credit risk for receivables arising from their services given the large scope of individual projects. In addition, RMT has extended short-term financing to certain of its customers during construction of their projects, resulting in credit risk. As of Dec. 31, 2011, RMT had $13 million of notes receivable related to short-term financings extended to customers, which was recorded in “Prepayments and other” on Alliant Energy’s Consolidated Balance Sheet.

Alliant Energy, IPL and WPL maintain credit policies to minimize their credit risk. These credit policies include evaluation of the financial condition of counterparties, use of credit risk-related contingent provisions in certain commodity agreements that require credit support from counterparties that exceed certain exposure limits, diversification of counterparties to minimize concentrations of credit risk and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. Based on these credit policies, it is unlikely that a material effect on Alliant Energy’s, IPL’s or WPL’s financial condition or results of operations would occur as a result of counterparty non-performance. However, there is no assurance that such policies will protect Alliant Energy, IPL and WPL against all losses from non-performance by counterparties.

Refer to Notes 1(p), 4(b) and 12 for details of allowances for doubtful accounts, RMT’s customer accounts receivable, and credit risk-related contingent features, respectively.

(14) JOINTLY-OWNED ELECTRIC UTILITY PLANT

Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned electric generating facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are primarily divided between the joint owners on the same basis as ownership. IPL’s and WPL’s shares of expenses from jointly-owned electric generating facilities are included in the corresponding operating expenses (e.g. electric production fuel, other operation and maintenance, etc.) in their respective Consolidated Statements of Income. Refer to Note 1(b) for further discussion of cost of removal obligations. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned electric generating facilities at Dec. 31, 2011 was as follows (dollars in millions):

	In-service Dates	Fuel Type	Ownership Interest %	Plant in Service	Accumulated Provision for Depreciation	Construction Work in Progress	Cost of Removal Obligations Included in Regulatory Liabilities
IPL
Ottumwa Unit 1	1981	Coal	48.0%	$234.8	$114.6	$10.4	$14.5
George Neal Unit 4	1979	Coal	25.7%	96.7	65.6	6.1	11.1
George Neal Unit 3	1975	Coal	28.0%	57.6	37.7	2.9	5.4
Louisa Unit 1	1983	Coal	4.0%	35.0	18.7	0.1	2.9

				424.1	236.6	19.5	33.9

WPL
Columbia Units 1-2	1975-1978	Coal	46.2%	242.9	152.3	12.5	10.0
Edgewater Unit 4	1969	Coal	68.2%	88.3	46.3	0.6	2.5

				331.2	198.6	13.1	12.5

				$755.3	$435.2	$32.6	$46.4

(15) SEGMENTS OF BUSINESS

Alliant Energy - Alliant Energy’s principal businesses as of Dec. 31, 2011 are:

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

•

Non-regulated - RMT - includes the operations of RMT, a subsidiary of Resources. RMT provides renewable energy services to customers throughout the U.S. In February 2012, Alliant Energy announced plans to sell RMT in 2012.

•

Other Non-regulated, Parent and Other - includes the remaining operations of Resources and its subsidiaries, Corporate Services, the Alliant Energy parent company, and any Alliant Energy parent company consolidating adjustments. Additional Resources businesses include Transportation, Non-regulated Generation and other non-regulated investments described in Note 1(a).

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

	Utility				Non- Regulated- RMT (a)	Other Non- Regulated, Parent and Other	Alliant Energy Consolidated
	Electric	Gas	Other	Total
2011
Operating revenues	$2,635.8	$476.7	$62.0	$3,174.5	$443.9	$46.9	$3,665.3
Depreciation and amortization	289.0	28.4	1.8	319.2	2.8	1.8	323.8
Operating income (loss)	444.2	47.8	(3.2)	488.8	(34.9)	24.5	478.4
Interest expense, net of AFUDC				146.6	1.4	(1.7)	146.3
Equity income from unconsolidated investments, net	(38.7)	—	—	(38.7)	—	(0.6)	(39.3)
Interest income and other				(0.2)	(1.4)	(2.7)	(4.3)
Income tax expense (benefit)				78.3	(14.1)	(9.1)	55.1
Income (loss) from continuing operations, net of tax				302.8	(20.8)	38.6	320.6
Income from discontinued operations, net of tax				—	—	1.3	1.3
Net income (loss)				302.8	(20.8)	39.9	321.9
Preferred dividends				18.3	—	—	18.3
Net income (loss) attributable to Alliant Energy common shareowners				284.5	(20.8)	39.9	303.6
Total assets	7,524.5	831.9	781.1	9,137.5	126.3	424.1	9,687.9
Investments in equity method subsidiaries	246.5	—	—	246.5	—	3.1	249.6
Construction and acquisition expenditures	542.7	38.0	27.4	608.1	0.7	64.6	673.4

	Utility				Non- Regulated- RMT (a)	Other Non- Regulated, Parent and Other	Alliant Energy Consolidated
	Electric	Gas	Other	Total
2010
Operating revenues	$2,674.2	$480.6	$64.6	$3,219.4	$154.0	$42.7	$3,416.1
Depreciation and amortization	255.1	25.2	5.3	285.6	4.0	1.7	291.3
Operating income (loss)	489.8	53.4	(2.5)	540.7	(3.9)	19.3	556.1
Interest expense, net of AFUDC				142.8	0.2	2.0	145.0
Equity income from unconsolidated investments, net	(37.8)	—	—	(37.8)	—	(0.3)	(38.1)
Interest income and other				(0.6)	0.6	(4.0)	(4.0)
Income tax expense (benefit)				140.6	(2.5)	7.1	145.2
Income (loss) from continuing operations, net of tax				295.7	(2.2)	14.5	308.0
Loss from discontinued operations, net of tax				—	—	(1.7)	(1.7)
Net income (loss)				295.7	(2.2)	12.8	306.3
Preferred dividends				18.7	—	—	18.7
Net income (loss) attributable to Alliant Energy common shareowners				277.0	(2.2)	12.8	287.6
Total assets	7,227.2	817.6	782.4	8,827.2	90.7	365.0	9,282.9
Investments in equity method subsidiaries	236.0	—	—	236.0	—	2.5	238.5
Construction and acquisition expenditures	729.1	39.9	64.3	833.3	1.4	32.2	866.9

	Utility				Non- Regulated- RMT	Other Non- Regulated, Parent and Other	Alliant Energy Consolidated
	Electric	Gas	Other	Total
2009
Operating revenues	$2,475.9	$525.3	$92.9	$3,094.1	$294.1	$39.1	$3,427.3
Depreciation and amortization	233.5	25.8	8.9	268.2	2.4	3.0	273.6
Operating income (loss)	342.2	52.3	(5.8)	388.7	(4.9)	12.4	396.2
Interest expense, net of AFUDC				111.6	0.2	3.4	115.2
Loss on early extinguishment of debt				—	—	203.0	203.0
Equity (income) loss from unconsolidated investments, net	(37.0)	—	—	(37.0)	—	0.4	(36.6)
Interest income and other				(1.2)	(1.1)	(2.6)	(4.9)
Income tax expense (benefit)				72.8	(2.5)	(79.6)	(9.3)
Income (loss) from continuing operations, net of tax				242.5	(1.5)	(112.2)	128.8
Income from discontinued operations, net of tax				—	—	0.9	0.9
Net income (loss)				242.5	(1.5)	(111.3)	129.7
Preferred dividends				18.7	—	—	18.7
Net income (loss) attributable to Alliant Energy common shareowners				223.8	(1.5)	(111.3)	111.0
Total assets	6,867.6	803.1	902.9	8,573.6	63.6	398.8	9,036.0
Investments in equity method subsidiaries	227.1	—	—	227.1	—	2.1	229.2
Construction and acquisition expenditures	1,191.8	45.2	5.0	1,242.0	8.2	(47.6)	1,202.6

(a)	RMT’s operating revenues and expenses increased significantly in 2011 primarily due to increased demand for construction management services for large wind and solar projects. RMT’s operating loss and net loss in 2011 was largely driven by losses associated with certain large solar projects as a result of issues with certain of its subcontractors engaged to complete the solar projects. Schedule delays, abandonment of work by the original subcontractor and the need to hire additional subcontractors to complete the work in a timely manner resulted in significant additional costs for RMT in 2011.

Products and Services - Alliant Energy’s consolidated operating revenues by segment were as follows:

	2011	2010	2009
Utility electric operations	72%	78%	72%
Utility gas operations	13%	14%	15%
Utility other	2%	2%	3%
Non-regulated - RMT	12%	5%	9%
Other	1%	1%	1%

	100%	100%	100%

Geographic Information - At Dec. 31, 2011, 2010 and 2009, Alliant Energy’s long-lived assets to be held and used in foreign countries were not material.

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

	Electric	Gas	Other	Total
2011
Operating revenues	$1,408.3	$276.3	$55.5	$1,740.1
Depreciation and amortization	161.3	16.0	1.8	179.1
Operating income	181.6	20.6	6.2	208.4
Interest expense, net of AFUDC				72.9
Interest income and other				(0.2)
Income tax benefit				(3.6)
Net income				139.3
Preferred dividends				15.0
Earnings available for common stock				124.3
Total assets	4,208.2	471.1	414.2	5,093.5
Construction and acquisition expenditures	245.6	21.2	26.9	293.7

	Electric	Gas	Other	Total
2010
Operating revenues	$1,464.3	$274.3	$57.2	$1,795.8
Depreciation and amortization	157.1	14.6	5.3	177.0
Operating income (loss)	239.7	23.6	(1.4)	261.9
Interest expense, net of AFUDC				76.7
Interest income and other				(0.5)
Income taxes				42.3
Net income				143.4
Preferred dividends				15.4
Earnings available for common stock				128.0
Total assets	4,025.3	460.3	452.0	4,937.6
Construction and acquisition expenditures	298.8	20.0	64.0	382.8

	Electric	Gas	Other	Total
2009
Operating revenues	$1,315.6	$308.8	$83.6	$1,708.0
Depreciation and amortization	130.3	13.6	8.9	152.8
Operating income (loss)	196.8	27.7	(2.8)	221.7
Interest expense, net of AFUDC				42.5
Interest income and other				(0.8)
Income taxes				27.0
Net income				153.0
Preferred dividends				15.4
Earnings available for common stock				137.6
Total assets	3,976.6	461.4	454.2	4,892.2
Construction and acquisition expenditures	711.3	17.5	4.8	733.6

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

	Electric	Gas	Other	Total
2011
Operating revenues	$1,227.5	$200.4	$6.5	$1,434.4
Depreciation and amortization	127.7	12.4	—	140.1
Operating income (loss)	262.6	27.2	(9.4)	280.4
Interest expense, net of AFUDC				73.7
Equity income from unconsolidated investments	(38.7)	—	—	(38.7)
Income taxes				81.9
Net income				163.5
Preferred dividends				3.3
Earnings available for common stock				160.2
Total assets	3,316.3	360.8	366.9	4,044.0
Investments in equity method subsidiaries	246.5	—	—	246.5
Construction and acquisition expenditures	297.1	16.8	0.5	314.4

	Electric	Gas	Other	Total
2010
Operating revenues	$1,209.9	$206.3	$7.4	$1,423.6
Depreciation and amortization	98.0	10.6	—	108.6
Operating income (loss)	250.1	29.8	(1.1)	278.8
Interest expense, net of AFUDC				66.1
Equity income from unconsolidated investments	(37.8)	—	—	(37.8)
Interest income and other				(0.1)
Income taxes				98.3
Net income				152.3
Preferred dividends				3.3
Earnings available for common stock				149.0
Total assets	3,201.9	357.3	330.4	3,889.6
Investments in equity method subsidiaries	236.0	—	—	236.0
Construction and acquisition expenditures	430.3	19.9	0.3	450.5

	Electric	Gas	Other	Total
2009
Operating revenues	$1,160.3	$216.5	$9.3	$1,386.1
Depreciation and amortization	103.2	12.2	—	115.4
Operating income (loss)	145.4	24.6	(3.0)	167.0
Interest expense, net of AFUDC				69.1
Equity income from unconsolidated investments	(37.0)	—	—	(37.0)
Interest income and other				(0.4)
Income taxes				45.8
Net income				89.5
Preferred dividends				3.3
Earnings available for common stock				86.2
Total assets	2,891.0	341.7	448.7	3,681.4
Investments in equity method subsidiaries	227.1	—	—	227.1
Construction and acquisition expenditures	480.5	27.7	0.2	508.4

(16) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill - At Dec. 31, 2010, Alliant Energy had $3 million of goodwill related to RMT’s environmental business unit included in “Deferred charges and other” on its Consolidated Balance Sheet. In 2011, RMT sold its environmental business unit, which resulted in the elimination of this goodwill from Alliant Energy’s Consolidated Balance Sheet. Refer to Note 18 for additional information on the sale of RMT’s environmental business unit.

Emission Allowances - The gross carrying amount and accumulated amortization of emission allowances were recorded as intangible assets in “Deferred charges and other” on the Consolidated Balance Sheets at Dec. 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Gross carrying amount	$13.4	$50.9	$12.9	$47.0	$0.5	$3.9
Accumulated amortization	13.4	16.5	12.9	13.1	0.5	3.4

The emission allowances in the above table are utilized for Acid Rain and CAIR program compliance. In July 2011, the EPA issued CSAPR to replace CAIR with an effective date of Jan. 1, 2012. The above Acid Rain and CAIR emission allowances are not eligible to be used for compliance requirements under CSAPR. As a result of the issuance of CSAPR, during the third quarter of 2011, Alliant Energy and IPL concluded that the majority of IPL’s recorded emission allowances would not be needed by IPL to comply with the Acid Rain program requirements after 2011 and recorded an impairment of $22.7 million. The impairment was recorded as a decrease to “Deferred charges and other” with an offsetting decrease to “Regulatory liabilities” on Alliant Energy’s and IPL’s Consolidated Balance Sheets in 2011, resulting in no impact to Alliant Energy’s and IPL’s results of operations.

Amortization expense for emission allowances, not including the impairment discussed above, was recorded in “Electric production fuel and energy purchases” in the Consolidated Statements of Income as follows (in millions):

	Alliant Energy			IPL			WPL
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Amortization expense	$13.4	$16.5	$16.7	$12.9	$13.1	$11.8	$0.5	$3.4	$4.9

No amortization expense for emission allowances is currently expected to be recorded during 2012 through 2016.

(17) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Alliant Energy - All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding. Refer to Note 18 for additional information on discontinued operations.

	2011				2010
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)
Operating revenues	$945.0	$819.5	$1,021.6	$879.2	$890.2	$741.6	$951.7	$832.6
Operating income	127.8	72.0	185.1	93.5	109.0	100.7	246.6	99.8
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	72.2	51.1	122.0	57.0	43.4	48.0	150.9	47.0
Income (loss) from discontinued operations, net of tax (Refer to Note 18)	1.3	—	—	—	—	(0.2)	(1.8)	0.3
Net income	73.5	51.1	122.0	57.0	43.4	47.8	149.1	47.3
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	0.65	0.46	1.10	0.51	0.39	0.43	1.37	0.43
Income (loss) from discontinued operations, net of tax	0.01	—	—	—	—	—	(0.02)	—
Net income	0.66	0.46	1.10	0.51	0.39	0.43	1.35	0.43

IPL

	2011				2010
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$477.5	$374.1	$484.5	$404.0	$454.5	$389.3	$534.8	$417.2
Operating income	47.1	18.5	116.5	26.3	38.3	45.2	155.7	22.7
Net income	27.1	1.0	101.4	9.8	9.7	21.2	100.6	11.9
Earnings available (loss) for common stock	21.7	(2.3)	98.3	6.6	5.8	17.4	96.8	8.0

Earnings per share data is not disclosed for IPL given Alliant Energy is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.

WPL

	2011				2010
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$388.5	$326.8	$374.6	$344.5	$392.9	$312.9	$369.6	$348.2
Operating income	74.8	45.5	86.9	73.2	69.7	52.3	86.7	70.1
Net income	44.4	25.0	51.4	42.7	37.0	30.2	50.0	35.1
Earnings available for common stock	43.6	24.1	50.6	41.9	36.2	29.3	49.2	34.3

Earnings per share data is not disclosed for WPL given Alliant Energy is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.

(18) DISCONTINUED OPERATIONS

In 2011, Alliant Energy sold its IEA business to narrow its strategic focus and risk profile and received net proceeds of $5 million. IEA was included in Alliant Energy’s “Other Non-regulated, Parent and Other” segment. The operating results of IEA have been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Consolidated Statements of Income was as follows (in millions):

	2011	2010	2009
Operating revenues	$1.1	$6.3	$5.5
Operating expenses (a)	0.6	8.9	4.5
Gain on sale of IEA	(2.5)	—	—
Interest expense and other	—	0.2	0.3

Income (loss) before income taxes	3.0	(2.8)	0.7
Income tax expense (benefit)	1.7	(1.1)	(0.2)

Income (loss) from discontinued operations, net of tax	$1.3	($1.7)	$0.9

(a)	In 2010, Alliant Energy recorded pre-tax, non-cash valuation charges of $5.4 million as a result of declines in the fair value of IEA during 2010. The fair value was estimated using updated market information from bids received from potential buyers for IEA.

In 2011, RMT sold its environmental business unit and received net proceeds of $12 million. RMT’s environmental business unit was included in Alliant Energy’s “Non-regulated - RMT” segment. The operating results of RMT’s environmental business unit and the gain realized from the sale of RMT’s environmental business unit were not material and therefore have not been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Statements of Income.

In February 2012, Alliant Energy announced plans to sell the remaining portion of RMT in 2012. RMT did not meet the assets held for sale criteria as of Dec. 31, 2011. As a result, the operations of RMT have not been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Statements of Income, and RMT’s assets and liabilities have not been separately reported as held for sale on Alliant Energy’s Consolidated Balance Sheets in this Annual Report on Form 10-K. Alliant Energy currently expects to begin classifying and reporting the results of RMT in discontinued operations, and assets and liabilities as held for sale, sometime in 2012.

(19) ASSET RETIREMENT OBLIGATIONS

AROs recognized by Alliant Energy, IPL and WPL relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, wind projects, certain ash ponds, active ash landfills and above ground storage tanks. Alliant Energy’s, IPL’s and WPL’s recognized AROs also include legal obligations for the management and final disposition of asbestos and PCB. Alliant Energy’s, IPL’s and WPL’s AROs are recorded in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets. Refer to Note 1(b) for information regarding regulatory assets related to AROs. A reconciliation of the changes in recognized AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2011	2010	2011	2010	2011	2010
Balance, Jan. 1	$75.9	$63.3	$43.6	$41.9	$32.3	$21.4
Revisions in estimated cash flows (a)	7.8	—	7.7	—	0.1	—
Accretion expense	4.3	4.1	2.6	2.8	1.7	1.3
Liabilities incurred (b)	4.0	9.8	3.1	—	0.9	9.8
Liabilities settled	(0.9)	(1.3)	(0.8)	(1.1)	(0.1)	(0.2)

Balance, Dec. 31	$91.1	$75.9	$56.2	$43.6	$34.9	$32.3

(a)	In 2011, IPL recorded revisions in estimated cash flows of $7.0 million based on revised remediation timing and cost information for asbestos remediation at Sixth Street.
(b)	In 2010, WPL recorded AROs of $9.8 million related to its Bent Tree - Phase I wind project.

In addition, certain of Alliant Energy’s, IPL’s and WPL’s AROs related to electric generating facility assets have not been recognized. Due to an indeterminate remediation date, the fair values of the AROs for these assets cannot be currently estimated. A liability for these AROs will be recorded when fair value is determinable.

(20) VARIABLE INTEREST ENTITIES (VIEs)

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

After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (subsidiary of Calpine Corporation) for the Riverside PPA for Alliant Energy and WPL to determine whether the counterparty is a VIE and if Alliant Energy is the primary beneficiary. This PPA is currently accounted for as an operating lease. The counterparty for the Riverside PPA sells a portion of its generating capacity to WPL and can sell its energy output to WPL. Alliant Energy’s and WPL’s maximum exposure to loss from this PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation. In 2011, 2010 and 2009, Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $62 million, $61 million and $63 million, respectively.

(21) RELATED PARTIES

System Coordination and Operating Agreement - IPL and WPL are parties to a system coordination and operating agreement whereby Corporate Services serves as agent on behalf of IPL and WPL. The agreement, which has been approved or reviewed by FERC and all state regulatory bodies having jurisdiction, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. As agent of the agreement, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions. Corporate Services allocates such sales and purchases among IPL and WPL based on procedures included in the agreement. The sales credited to and purchases billed to IPL and WPL were as follows (in millions):

	IPL			WPL
	2011	2010	2009	2011	2010	2009
Sales credited	$31	$28	$54	$28	$24	$72
Purchases billed	307	341	270	77	73	121

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

	IPL			WPL
	2011	2010	2009	2011	2010	2009
Corporate Services billings	$153	$170	$153	$119	$127	$112

As of Dec. 31, net intercompany payables to Corporate Services were as follows (in millions):

	2011	2010
IPL	$82	$79
WPL	48	42

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2011	2010	2009
ATC billings to WPL	$90	$92	$83
WPL billings to ATC	12	11	13

As of Dec. 31, 2011 and 2010, WPL owed ATC net amounts of $6 million and $7 million, respectively.

IPL’s Sale of Certain Wind Project Assets to Resources - Pursuant to a wind development asset purchase and sale agreement, IPL sold Resources wind project assets for the Franklin County wind project in 2011 for $115.3 million. Refer to Note 1(e) for additional information.

Construction Services for IPL’s Whispering Willow - East Wind Project - IPL engaged RMT to provide certain construction services for its Whispering Willow - East wind project. In 2009, RMT recognized $45 million of revenues from IPL related to this project. As of both Dec. 31, 2011 and 2010, IPL owed RMT $0 related to this project.

WPL’s Acquisition of the Neenah Energy Facility - In 2009, WPL acquired a 300 MW, simple-cycle, dual-fueled (natural gas/diesel) electric generating facility and related inventories (diesel fuel and materials and supplies) located in Neenah, Wisconsin from Resources for $92.4 million. The purchase price was allocated to property, plant and equipment ($90 million), production fuel ($1 million) and materials and supplies ($1 million) based on the net book value of the assets acquired.

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 3(b) for discussion of WPL’s Sheboygan Falls Energy Facility lease.

(22) EARNINGS PER SHARE

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation was as follows (in thousands):

	2011	2010	2009
Weighted average common shares outstanding:
Basic EPS calculation	110,626	110,442	110,268
Effect of dilutive share-based awards	52	79	84

Diluted EPS calculation	110,678	110,521	110,352

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price:

	2011	2010	2009
Options to purchase shares of common stock	—	—	313,237
Weighted average exercise price of options excluded	$—	$—	$29.26

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended Dec. 31, 2011 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Dec. 31, 2011.

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

ALLIANT ENERGY AND IPL

The directors of Alliant Energy and IPL are the same and therefore the information required by Item 10 relating to directors and nominees for election of directors is the same for both registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2012 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in Alliant Energy’s Proxy Statement for the 2012 Annual Meeting of Shareowners (the 2012 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy and IPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2012 Alliant Energy Proxy Statement. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy and IPL are the same. The information required by Item 10 relating to Alliant Energy’s and IPL’s Code of Conduct is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2012 Alliant Energy Proxy Statement.

WPL

The information required by Item 10 relating to directors and nominees for election of directors at the 2012 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in WPL’s Proxy Statement for the 2012 Annual Meeting of Shareowners (the 2012 WPL Proxy Statement), which will be filed with the SEC within 120 days after the end of WPL’s fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 WPL Proxy Statement. Information regarding executive officers of WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2012 WPL Proxy Statement. The information required by Item 10 relating to WPL’s code of ethics, also referred to as the Code of Conduct, is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2012 WPL Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

ALLIANT ENERGY

The information required by Item 11 for Alliant Energy is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the 2012 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL

The directors and executive officers for IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of IPL and WPL is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the 2012 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY

Information regarding Alliant Energy’s equity compensation plans as of Dec. 31, 2011 was as follows (Not Applicable (N/A)):

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by shareowners	495,855	(a)	$29.77	4,306,443	(b)
Equity compensation plans not approved by shareowners (c)	N/A		N/A	N/A	(d)

	495,855		$29.77	4,306,443

(a)	Represents performance shares and options to purchase shares of Alliant Energy’s common stock granted under the Alliant Energy Long-Term Equity Incentive Plan, as amended, the Alliant Energy Amended and Restated 2002 Equity Incentive Plan (EIP), and the Alliant Energy 2010 Omnibus Incentive Plan (OIP). The performance shares may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance shares included in column (A) of the table reflect an assumed payout in the form of Alliant Energy’s common stock at the maximum performance multiplier of 200% for the 2011 and 2010 grants and at the actual performance multiplier of 163% for the 2009 grants.
(b)	All of the available shares under the OIP may be issued upon the exercise of stock options or may be issued as awards in the form of restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards. As of Dec. 31, 2011, there were performance shares and restricted stock awards outstanding under the OIP. Upon shareowner approval of the OIP in 2010, the EIP terminated resulting in no new awards authorized to be granted under the EIP. All awards previously granted under the EIP that are still outstanding remain valid and continue to be subject to all of the terms and conditions of the EIP. Excludes 69,217 and 268,321 shares of non-vested restricted common stock previously issued and outstanding under the OIP and EIP, respectively, at Dec. 31, 2011.
(c)	As of Dec. 31, 2011, there were 262,735 shares of Alliant Energy’s common stock outstanding under the Alliant Energy Deferred Compensation Plan (DCP), which is described in Note 6(c) of the “Combined Notes to Consolidated Financial Statements.”
(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2012 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL

None of the directors or executive officers of IPL own any shares of IPL’s 8.375% Cumulative Preferred Stock. The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2012 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s fiscal year.

WPL

The information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2012 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ALLIANT ENERGY AND IPL

The information required by Item 13 for each of Alliant Energy and IPL is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2012 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years.

WPL

The information required by Item 13 is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2012 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2012 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

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

	2011		2010
	Fees	% of Total	Fees	% of Total
Audit fees	$904	89%	$959	72%
Audit-related fees	73	7%	201	15%
Tax fees	31	3%	155	12%
All other fees	4	1%	11	1%

	$1,012	100%	$1,326	100%

Audit Fees for 2011 and 2010 consisted of the fees billed for the audits of the consolidated financial statements of IPL and its subsidiary, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings such as financing transactions. Audit fees also included IPL’s portion of fees for the 2011 and 2010 audits of Alliant Energy’s consolidated financial statements and effectiveness of internal controls over financial reporting. Audit-related fees for 2011 and 2010 consisted of the fees billed for services rendered related to employee benefits plan audits and attest services not required by statute or regulations. Audit-related fees for 2010 also included IPL’s portion of the fees billed for an assessment of International Financial Reporting Standards. Tax fees for 2011 and 2010 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. All other fees for 2011 and 2010 consisted of license fees for accounting research software products and seminars. The Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

WPL

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2012 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

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

Statements of Operations for the Years Ended Dec. 31, 2011, 2010 and 2009
Balance Sheets as of Dec. 31, 2011 and 2010
Statements of Cash Flows for the Years Ended Dec. 31, 2011, 2010 and 2009
Statements of Changes in Members’ Equity for the Years Ended Dec. 31, 2011, 2010 and 2009

(3) Exhibits Required by SEC Regulation S-K - Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Operating revenues	$4	$1	$1
Operating expenses	1	2	6

Operating income (loss)	3	(1)	(5)

Interest expense and other:
Equity earnings from consolidated subsidiaries	(304)	(292)	(235)
Loss on early extinguishment of debt	—	—	203
Interest expense	11	11	12
Interest income	(2)	(1)	(1)

Total interest expense and other	(295)	(282)	(21)

Income before income taxes	298	281	16
Income tax benefit	(5)	(6)	(95)

Net income	$303	$287	$111

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$123
Notes receivable from affiliated companies	211	56
Income tax refunds receivable	11	16
Other	5	—

	227	195
Investments:
Investments in consolidated subsidiaries	3,129	2,966
Other	20	19

	3,149	2,985
Other assets	6	7

Total assets	$3,382	$3,187

	December 31,
	2011	2010
	(in millions)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,512	$1,508
Retained earnings	1,506	1,391
Accumulated other comprehensive loss	(1)	(1)
Shares in deferred compensation trust	(8)	(8)

Total common equity	3,009	2,890
Long-term debt, net	250	249

	3,259	3,139
Current liabilities:
Commercial paper	70	—
Other	14	6

	84	6
Other long-term liabilities and deferred credits:
Deferred income taxes	32	35
Other	7	7

	39	42

Total capitalization and liabilities	$3,382	$3,187

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net cash flows from operating activities	$193	$110	$70

Cash flows from (used for) investing activities:
Capital contributions to consolidated subsidiaries	(144)	(125)	(250)
Capital repayments from consolidated subsidiaries	101	183	206
Dividends from consolidated subsidiaries in excess of equity earnings	—	—	5

Net cash flows from (used for) investing activities	(43)	58	(39)

Cash flows used for financing activities:
Common stock dividends	(188)	(175)	(166)
Net change in notes receivable from affiliates	(155)	50	(36)
Net change in short-term borrowings	70	—	—
Proceeds from issuance of common stock	2	6	1
Proceeds from issuance of long-term debt	—	—	250
Payments to retire long-term debt	—	—	(241)
Other	(2)	(1)	(6)

Net cash flows used for financing activities	(273)	(120)	(198)

Net increase (decrease) in cash and cash equivalents	(123)	48	(167)
Cash and cash equivalents at beginning of period	123	75	242

Cash and cash equivalents at end of period	$—	$123	$75

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$11	$11	$11
Income taxes, net of refunds	(6)	(11)	8

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financials statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Combined Notes to Consolidated Financial Statements included in Alliant Energy’s 2011 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	$11.0	$11.0	$11.0	$11.0	$11.0
		Additions
Description	Balance, Jan. 1	Charged to Expense	Charged to Other Accounts (a)	Deductions (b)	Balance, Dec. 31
	(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:
Accumulated Provision for Uncollectible Accounts:
Alliant Energy Corporation
Year ended Dec. 31, 2011 (c)	$4.4	$7.7	$1.9	$9.8	$4.2
Year ended Dec. 31, 2010 (c)	5.5	7.7	1.8	10.6	4.4
Year ended Dec. 31, 2009	6.6	8.9	2.4	12.4	5.5
Interstate Power and Light Company
Year ended Dec. 31, 2011 (c)	$0.4	$7.4	$—	$6.9	$0.9
Year ended Dec. 31, 2010 (c)	2.5	5.6	—	7.7	0.4
Year ended Dec. 31, 2009	4.2	8.2	—	9.9	2.5
Wisconsin Power and Light Company
Year ended Dec. 31, 2011	$1.7	$0.1	$1.9	$1.8	$1.9
Year ended Dec. 31, 2010	2.0	0.1	1.8	2.2	1.7
Year ended Dec. 31, 2009	1.8	0.1	2.4	2.3	2.0

Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:
Accumulated Provision for Other Reserves (d):
Alliant Energy Corporation
Year ended Dec. 31, 2011	$25.7	$20.3	$—	$11.0	$35.0
Year ended Dec. 31, 2010	22.9	14.5	—	11.7	25.7
Year ended Dec. 31, 2009	17.9	12.6	—	7.6	22.9
Interstate Power and Light Company
Year ended Dec. 31, 2011	$8.8	$3.6	$—	$2.2	$10.2
Year ended Dec. 31, 2010	9.0	2.0	—	2.2	8.8
Year ended Dec. 31, 2009	7.1	3.6	—	1.7	9.0
Wisconsin Power and Light Company
Year ended Dec. 31, 2011	$12.8	$3.7	$—	$4.8	$11.7
Year ended Dec. 31, 2010	10.7	7.5	—	5.4	12.8
Year ended Dec. 31, 2009	7.1	6.5	—	2.9	10.7

(a)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by Wisconsin Power and Light Company are recorded in regulatory assets.
(b)	Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.
(c)	Refer to Note 4(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s sales of accounts receivable program.
(d)	Other reserves are largely related to injury and damage claims arising in the ordinary course of business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2012.

ALLIANT ENERGY CORPORATION

By:	/s/ WILLIAM D. HARVEY
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2012.

/s/ WILLIAM D. HARVEY William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PATRICIA L. KAMPLING Patricia L. Kampling	President, Chief Operating Officer and Director

/s/ THOMAS L. HANSON Thomas L. Hanson	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT J. DURIAN Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ PATRICK E. ALLEN Patrick E. Allen	Director

/s/ MICHAEL L. BENNETT Michael L. Bennett	Director

/s/ DARRYL B. HAZEL Darryl B. Hazel	Director

/s/ SINGLETON B. MCALLISTER Singleton B. McAllister	Director

/s/ ANN K. NEWHALL Ann K. Newhall	Director

/s/ DEAN C. OESTREICH Dean C. Oestreich	Director

/s/ DAVID A. PERDUE David A. Perdue	Director

/s/ JUDITH D. PYLE Judith D. Pyle	Director

/s/ CAROL P. SANDERS Carol P. Sanders	Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2012.

INTERSTATE POWER AND LIGHT COMPANY

By:	/s/ WILLIAM D. HARVEY
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2012.

/s/ WILLIAM D. HARVEY William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PATRICIA L. KAMPLING Patricia L. Kampling	Chief Operating Officer and Director

/s/ THOMAS L. HANSON Thomas L. Hanson	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT J. DURIAN Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ PATRICK E. ALLEN Patrick E. Allen	Director

/s/ MICHAEL L. BENNETT Michael L. Bennett	Director

/s/ DARRYL B. HAZEL Darryl B. Hazel	Director

/s/ SINGLETON B. MCALLISTER Singleton B. McAllister	Director

/s/ ANN K. NEWHALL Ann K. Newhall	Director

/s/ DEAN C. OESTREICH Dean C. Oestreich	Director

/s/ DAVID A. PERDUE David A. Perdue	Director

/s/ JUDITH D. PYLE Judith D. Pyle	Director

/s/ CAROL P. SANDERS Carol P. Sanders	Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2012.

WISCONSIN POWER AND LIGHT COMPANY

By:	/s/ WILLIAM D. HARVEY
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2012.

/s/ WILLIAM D. HARVEY William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PATRICIA L. KAMPLING Patricia L. Kampling	Chief Operating Officer and Director

/s/ THOMAS L. HANSON Thomas L. Hanson	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT J. DURIAN Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ PATRICK E. ALLEN Patrick E. Allen	Director

/s/ MICHAEL L. BENNETT Michael L. Bennett	Director

/s/ DARRYL B. HAZEL Darryl B. Hazel	Director

/s/ SINGLETON B. MCALLISTER Singleton B. McAllister	Director

/s/ ANN K. NEWHALL Ann K. Newhall	Director

/s/ DEAN C. OESTREICH Dean C. Oestreich	Director

/s/ DAVID A. PERDUE David A. Perdue	Director

/s/ JUDITH D. PYLE Judith D. Pyle	Director

/s/ CAROL P. SANDERS Carol P. Sanders	Director

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Annual Report on Form 10-K

For the fiscal year ended Dec. 31, 2011

The following Exhibits are filed herewith or incorporated herein by reference.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this combined Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) or Wisconsin Power and Light Company (WPL), as the case may be.

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form S-8, dated July 26, 2004 (Reg. No. 333-117654))

3.2	Restated Bylaws of Alliant Energy, effective as of Dec. 6, 2006 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, dated Dec. 6, 2006 (File No. 1-9894))

3.3	Restated Articles of Organization of WPL, as amended (incorporated by reference to Exhibit 3.1 to WPL’s Form 10-Q for the quarter ended June 30, 1994 (File No. 0-337))

3.4	Restated Bylaws of WPL, effective as of Dec. 6, 2006 (incorporated by reference to Exhibit 3.2 to WPL’s Form 8-K, dated Dec. 6, 2006 (File No. 0-337))

3.5	Restated Articles of Incorporation of IPL (incorporated by reference to Exhibit 3.5 to IPL’s Form 10-K for the year 2003 (File No. 0-4117-1))

3.6	Restated Bylaws of IPL, effective as of Dec. 6, 2006 (incorporated by reference to Exhibit 3.3 to IPL’s Form 8-K, dated Dec. 6, 2006 (File No. 0-4117-1))

4.1	Third Amended and Restated Five Year Credit Agreement, dated Dec. 14, 2011, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 99.1 to Alliant Energy’s Form 8-K, dated Dec. 14, 2011 (File No. 1-9894))

4.2	Senior Note Indenture, dated as of Sep. 30, 2009, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.28 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.3	Officer’s Certificate, dated as of Sep. 30, 2009, creating Alliant Energy’s 4.00% Senior Notes due Oct. 15, 2014 (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Form 8-K, dated Sep. 30, 2009 (File No. 1-9894))

4.4	Amended and Restated Rights Agreement, dated as of Dec. 11, 2008, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A/A, dated Dec. 11, 2008 (File No. 1-9894))

4.5	Third Amended and Restated Five Year Credit Agreement, dated Dec. 14, 2011, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 99.3 to WPL’s Form 8-K, dated Dec. 14, 2011 (File No. 0-337))

4.6	Indenture, dated as of June 20, 1997, between WPL and Wells Fargo Bank, N.A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

4.7	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% Debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated July 30, 2004 (File No. 0-337))

4.8	Officers’ Certificate, dated as of Aug. 8, 2007, creating WPL’s 6.375% Debentures due Aug. 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated Aug. 8, 2007 (File No. 0-337))

4.9	Officer’s Certificate, dated as of Oct. 1, 2008, creating WPL’s 7.60% Debentures due Oct. 1, 2038 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated Oct. 1, 2008 (File No. 0-337))

4.10	Officers’ Certificate, dated as of July 7, 2009, creating WPL’s 5.00% Debentures due July 15, 2019 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated July 7, 2009 (File No. 0-337))

4.11	Officers’ Certificate, dated as of June 10, 2010, creating WPL’s 4.60% Debentures due June 15, 2020 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated June 10, 2010 (File No. 0-337))

Exhibit Number	Description

4.12	Third Amended and Restated Five Year Credit Agreement, dated Dec. 14, 2011, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 99.2 to IPL’s Form 8-K, dated Dec. 14, 2011 (File No. 0-4117-1))

4.13	Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 20, 2003, between IPL and The Bank of New York Mellon Trust Co., N.A. (f/k/a The Bank of New York Trust Co., N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Reg. No. 333-108199))

4.14	Officer’s Certificate, dated as of Sep. 10, 2003, creating IPL’s 5.875% Senior Debentures due Sep. 15, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Sep. 10, 2003 (File No. 0-4117-1))

4.15	Officer’s Certificate, dated as of Oct. 14, 2003, creating IPL’s 6.45% Senior Debentures due Oct. 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Oct. 14, 2003 (File No. 0-4117-1))

4.16	Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated May 3, 2004 (File No. 0-4117-1))

4.16a	Officer’s Certificate, dated as of Aug. 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Aug. 2, 2004 (File No. 0-4117-1))

4.17	Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated July 18, 2005 (File No. 0-4117-1))

4.18	Officer’s Certificate, dated as of Oct. 1, 2008, creating IPL’s 7.25% Senior Debentures due Oct. 1, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Oct. 1, 2008 (File No. 0-4117-1))

4.19	Officer’s Certificate, dated as of July 7, 2009, creating IPL’s 6.25% Senior Debentures due July 15, 2039 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated July 7, 2009 (File No. 0-4117-1))

4.20	Officer’s Certificate, dated as of June 10, 2010, creating IPL’s 3.30% Senior Debentures due June 15, 2015 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated June 10, 2010 (File No. 0-4117-1))

4.21	Officer’s Certificate, dated as of Aug. 23, 2010, creating IPL’s 3.65% Senior Debentures due Sep. 1, 2020 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Aug. 23, 2010 (File No. 0-4117-1))

10.1	Operating Agreement of American Transmission Company LLC, dated as of Jan. 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.2#	Alliant Energy Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1999 (File No. 1-9894))

10.3#	Alliant Energy Amended and Restated 2002 Equity Incentive Plan (EIP) (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 5, 2006 (File No. 1-9894))

10.3a#	Form of Non-qualified Stock Option Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.3b#	Form of Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.3c#	Form of 2009 Performance Share Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.4c to Alliant Energy’s Form 10-K for the year 2008 (File No. 1-9894))

10.3d#	Form of 2010 Performance Share Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.4d to Alliant Energy’s Form 10-K for the year 2009 (File No. 1-9894))

10.3e#	Form of 2009 Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.4d to Alliant Energy’s Form 10-K for the year 2008 (File No. 1-9894))

10.3f#	Form of 2010 Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.4f to Alliant Energy’s Form 10-K for the year 2009 (File No. 1-9894))

10.4#	Alliant Energy 2010 Omnibus Incentive Plan (OIP) (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 1, 2010 (File No. 1-9894))

10.4a#	Amendment to the Alliant Energy OIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Dec. 1, 2011 (File No. 1-9894))

10.4b#	Form of Performance Share Agreement pursuant to the Alliant Energy OIP (incorporated by reference to Exhibit 10.5a to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.4c#	Form of Performance Share Agreement pursuant to the Alliant Energy OIP, amended in 2012

10.4d#	Form of Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy OIP (incorporated by reference to Exhibit 10.5b to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

Exhibit Number	Description

10.4e#	Form of Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy OIP, amended in 2012

10.4f#	Form of Restricted Stock Agreement pursuant to the Alliant Energy OIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2011 (File No. 1-9894))

10.4g#	Form of Restricted Stock Agreement pursuant to the Alliant Energy OIP, amended in 2012

10.5#	Alliant Energy Director Long Term Incentive Plan (DLIP), for director-level employees (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.5a#	Form of Restricted Cash Agreement pursuant to the Alliant Energy DLIP (incorporated by reference to Exhibit 10.6a to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.5b#	Form of Performance Restricted Award Agreement pursuant to the Alliant Energy DLIP (incorporated by reference to Exhibit 10.6b to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.5c#	Alliant Energy DLIP, for director-level employees, amended in 2012

10.5d#	Form of Restricted Cash Agreement pursuant to the Alliant Energy DLIP, amended in 2012

10.5e#	Form of Performance Restricted Award Agreement pursuant to the Alliant Energy DLIP, amended in 2012

10.6#	Alliant Energy Deferred Compensation Plan, as amended and restated effective Jan. 1, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Dec. 8, 2010 (File No. 1-9894))

10.6a#	Amendment to the Alliant Energy Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, dated Dec. 1, 2011 (File No. 1-9894))

10.7#	Alliant Energy Rabbi Trust Agreement for Deferred Compensation Plans (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))

10.8#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2008 (File No. 1-9894))

10.8a#	Amendment to the Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 8-K, dated Dec. 1, 2011 (File No. 1-9894))

10.9#	Form of Supplemental Retirement Plan Agreement (SRP) by and between Alliant Energy and W.D. Harvey (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Dec. 10, 2008 (File No. 1-9894))

10.10#	Form of SRP by and between Alliant Energy and each of T.L. Aller, T.L. Hanson, P.L. Kampling and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, dated Dec. 10, 2008 (File No. 1-9894))

10.11#	Alliant Energy Defined Contribution Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2010 (File No. 1-9894))

10.11a#	Amendment to the Alliant Energy Defined Contribution Supplemental Retirement Plan (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, dated Dec. 1, 2011 (File No. 1-9894))

10.12#	Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and W.D. Harvey (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.13#	Form of KEESA, by and between Alliant Energy and P.L. Kampling (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Oct. 27, 2010 (File No. 1-9894))

10.14#	Form of KEESA, by and between Alliant Energy and each of T.L. Aller, J.H. Gallegos, T.L. Hanson and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.15#	Form of Amendment Number One to KEESA, by and between Alliant Energy and each of W.D. Harvey, P.L. Kampling, T.L. Aller, J.H. Gallegos, T.L. Hanson and J.O. Larsen (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 8-K, dated Dec. 1, 2011 (File No. 1-9894))

10.16#	Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description, effective March 19, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated March 19, 2008 (File No. 1-9894))

10.16a#	Amendment to the Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description (incorporated by reference to Exhibit 10.5 to Alliant Energy’s Form 8-K, dated Dec. 1, 2011 (File No. 1-9894))

10.17#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective Jan. 1, 2012

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

Exhibit Number	Description

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

21.1	Subsidiaries of Alliant Energy

21.2	Subsidiaries of WPL

23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy

23.2	Consent of Independent Registered Public Accounting Firm for IPL

23.3	Consent of Independent Registered Public Accounting Firm for WPL

23.4	Consent of Independent Registered Public Accounting Firm for American Transmission Company LLC

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Vice President and CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Vice President and CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

99.1	Financial Statements of American Transmission Company LLC

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

#	A management contract or compensatory plan or arrangement.
*	Furnished as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Income for the years ended Dec. 31, 2011, 2010 and 2009; (ii) Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets as of Dec. 31, 2011 and 2010; (iii) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows for the years ended Dec. 31, 2011, 2010 and 2009; (iv) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Common Equity for the years ended Dec. 31, 2011, 2010 and 2009; (v) Alliant Energy’s Consolidated Statements of Comprehensive Income for the years ended Dec. 31, 2011, 2010 and 2009; and (vi) the Combined Notes to Consolidated Financial Statements.