Form 10-Q
period 2012-03-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2012-05-04
CIK 52485, 107832, 352541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Smaller
	Large			Reporting
	Accelerated	Accelerated	Non-accelerated	Company
	Filer	Filer	Filer	Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each class of common stock as of March 31, 2012:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,962,089 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

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

•	weather effects on results of utility operations;

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa through 2013;

•	the impact of WPL’s potential retail electric and gas rate freeze in Wisconsin through 2014;

•	the state of the economy in IPL’s and WPL’s service territories and resulting implications on sales, margins and ability to collect unpaid bills;

•

developments that adversely impact Alliant Energy’s, IPL’s and WPL’s ability to implement their strategic plans, including unanticipated issues with new emission control equipment for various coal-fired generating facilities of IPL and WPL, WPL’s purchase of the Riverside Energy Center (Riverside), IPL’s potential construction of a new natural gas-fired electric generating facility in Iowa, Alliant Energy Resources, LLC’s (Resources’) construction of and selling price of the electricity output from its new 100 megawatt (MW) wind project, and the potential decommissioning of certain generating facilities of IPL and WPL;

•	the impact of changes to government incentive elections for wind projects;

•	successful resolution of the pending challenge by interveners of the approval by the Public Service Commission of Wisconsin (PSCW) of WPL’s Bent Tree—Phase I wind project;

•

issues related to the availability of generating facilities and the supply and delivery of fuel and purchased electricity and the price thereof, including the ability to recover and to retain the recovery of purchased power, fuel and fuel-related costs through rates in a timely manner;

•	the impact that fuel and fuel-related prices may have on IPL’s and WPL’s customers’ demand for utility services;

•

the ability to defend against environmental claims brought by state and federal agencies, such as the United States of America (U.S.) Environmental Protection Agency (EPA), or third parties, such as the Sierra Club;

•

issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations and litigations associated with changing environmental laws and regulations;

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

•

Alliant Energy’s ability to successfully pursue appropriate appeals with respect to, and any liabilities arising out of, the alleged violation of the Employee Retirement Income Security Act of 1974 (ERISA) by Alliant Energy’s Cash Balance Pension Plan (Cash Balance Plan);

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

•

factors listed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A Risk Factors in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2011 (2011 Form 10-K).

Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$572.4	$620.3
Gas	167.1	229.0
Other	13.7	16.7
Non-regulated	12.5	11.2

Total operating revenues	765.7	877.2

Operating expenses:
Utility:
Electric production fuel and energy purchases	159.9	194.0
Purchased electric capacity	61.5	57.8
Electric transmission service	81.4	73.6
Cost of gas sold	104.8	156.4
Other operation and maintenance	150.0	160.6
Non-regulated operation and maintenance	4.2	4.6
Depreciation and amortization	83.0	77.8
Taxes other than income taxes	25.3	25.1

Total operating expenses	670.1	749.9

Operating income	95.6	127.3

Interest expense and other:
Interest expense	38.9	40.5
Equity income from unconsolidated investments, net	(9.4)	(9.9)
Allowance for funds used during construction	(3.8)	(3.1)
Interest income and other	(1.1)	(0.8)

Total interest expense and other	24.6	26.7

Income from continuing operations before income taxes	71.0	100.6

Income taxes	27.7	22.4

Income from continuing operations, net of tax	43.3	78.2

Income (loss) from discontinued operations, net of tax	(4.4)	1.5

Net income	38.9	79.7

Preferred dividend requirements of subsidiaries	4.0	6.2

Net income attributable to Alliant Energy common shareowners	$34.9	$73.5

Weighted average number of common shares outstanding (basic) (000s)	110,716	110,569

Weighted average number of common shares outstanding (diluted) (000s)	110,741	110,632

Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$0.36	$0.65
Income (loss) from discontinued operations, net of tax	(0.04)	0.01

Net income	$0.32	$0.66

Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$39.3	$72.0
Income (loss) from discontinued operations, net of tax	(4.4)	1.5

Net income attributable to Alliant Energy common shareowners	$34.9	$73.5

Dividends declared per common share	$0.45	$0.425

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$8,212.9	$8,165.4
Gas plant in service	855.2	852.9
Other plant in service	514.4	510.1
Accumulated depreciation	(3,252.3)	(3,206.0)

Net plant	6,330.2	6,322.4
Construction work in progress:
Edgewater Generating Station Unit 5 emission controls (Wisconsin Power and Light Company)	89.0	77.7
Other	205.8	179.5
Other, less accumulated depreciation	34.7	34.9

Total utility	6,659.7	6,614.5

Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	276.0	270.6
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	145.6	148.2

Total non-regulated and other	421.6	418.8

Total property, plant and equipment	7,081.3	7,033.3

Current assets:
Cash and cash equivalents	30.9	11.4
Accounts receivable:
Customer, less allowance for doubtful accounts	92.2	88.1
Unbilled utility revenues	62.2	75.1
Other, less allowance for doubtful accounts	92.7	114.9
Income tax refunds receivable	34.9	39.1
Production fuel, at weighted average cost	111.0	101.9
Materials and supplies, at weighted average cost	61.7	58.5
Gas stored underground, at weighted average cost	27.4	57.7
Regulatory assets	109.0	103.6
Prepaid gross receipts tax	31.4	40.2
Assets held for sale	66.8	119.6
Prepayments and other	60.4	60.5

Total current assets	780.6	870.6

Investments:
Investment in American Transmission Company LLC	242.3	238.8
Other	61.4	61.9

Total investments	303.7	300.7

Other assets:
Regulatory assets	1,380.4	1,391.4
Deferred charges and other	82.2	91.9

Total other assets	1,462.6	1,483.3

Total assets	$9,628.2	$9,687.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2012	December 31, 2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock—$0.01 par value—240,000,000 shares authorized; 110,962,089 and 111,018,821 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,510.0	1,510.8
Retained earnings	1,495.2	1,510.2
Accumulated other comprehensive loss	(0.8)	(0.8)
Shares in deferred compensation trust—249,298 and 262,735 shares at a weighted average cost of $32.10 and $31.68 per share	(8.0)	(8.3)

Total Alliant Energy Corporation common equity	2,997.5	3,013.0
Cumulative preferred stock of Interstate Power and Light Company	145.1	145.1
Noncontrolling interest	1.8	1.8

Total equity	3,144.4	3,159.9
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,728.2	2,703.1

Total capitalization	5,932.6	5,923.0

Current liabilities:
Current maturities of long-term debt	1.4	1.4
Commercial paper	57.0	102.8
Accounts payable	263.9	267.8
Regulatory liabilities	156.4	164.7
Accrued taxes	39.7	46.9
Accrued interest	46.6	46.6
Derivative liabilities	61.9	55.9
Liabilities held for sale	59.1	62.1
Other	87.3	107.0

Total current liabilities	773.3	855.2

Other long-term liabilities and deferred credits:
Deferred income taxes	1,637.7	1,592.2
Regulatory liabilities	726.1	745.4
Pension and other benefit obligations	309.6	312.7
Other	248.9	259.4

Total long-term liabilities and deferred credits	2,922.3	2,909.7

Total capitalization and liabilities	$9,628.2	$9,687.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$38.9	$79.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	83.6	78.8
Other amortizations	14.0	13.8
Deferred tax expense (benefit) and investment tax credits	31.9	(4.1)
Equity income from unconsolidated investments, net	(9.4)	(9.9)
Distributions from equity method investments	8.6	8.3
Other	(1.8)	1.3
Other changes in assets and liabilities:
Accounts receivable	63.9	(0.4)
Sales of accounts receivable	5.0	10.0
Production fuel	(9.1)	32.6
Gas stored underground	30.3	34.4
Regulatory assets	(18.9)	(137.1)
Regulatory liabilities	(26.5)	159.2
Derivative liabilities	5.2	(25.9)
Deferred income taxes	13.2	45.0
Other	(13.9)	(24.4)

Net cash flows from operating activities	215.0	261.3

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(122.1)	(229.4)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(13.5)	(7.7)
Other	0.5	3.8

Net cash flows used for investing activities	(135.1)	(233.3)

Cash flows used for financing activities:
Common stock dividends	(49.9)	(47.1)
Preferred dividends paid by subsidiaries	(4.0)	(4.7)
Net change in commercial paper	(20.8)	(15.0)
Other	14.3	5.6

Net cash flows used for financing activities	(60.4)	(61.2)

Net increase (decrease) in cash and cash equivalents	19.5	(33.2)
Cash and cash equivalents at beginning of period	11.4	159.3

Cash and cash equivalents at end of period	$30.9	$126.1

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$38.8	$40.2
Income taxes, net of refunds	$(0.1)	$(3.0)
Significant noncash investing and financing activities:
Accrued capital expenditures	$42.0	$28.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Operating revenues:
Electric utility	$293.1	$330.2
Gas utility	92.8	131.9
Steam and other	12.8	15.4

Total operating revenues	398.7	477.5

Operating expenses:
Electric production fuel and energy purchases	74.1	96.8
Purchased electric capacity	41.0	39.3
Electric transmission service	55.5	47.9
Cost of gas sold	57.3	92.6
Other operation and maintenance	86.9	96.7
Depreciation and amortization	46.7	43.9
Taxes other than income taxes	13.3	13.2

Total operating expenses	374.8	430.4

Operating income	23.9	47.1

Interest expense and other:
Interest expense	19.7	19.9
Allowance for funds used during construction	(1.5)	(1.4)
Interest income and other	(0.2)	(0.2)

Total interest expense and other	18.0	18.3

Income before income taxes	5.9	28.8

Income taxes	7.4	1.7

Net income (loss)	(1.5)	27.1

Preferred dividend requirements	3.2	5.4

Earnings available (loss) for common stock	$(4.7)	$21.7

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL's common stock outstanding during the periods presented.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$4,703.8	$4,684.0
Gas plant in service	429.4	428.2
Steam plant in service	35.0	34.9
Other plant in service	251.5	246.4
Accumulated depreciation	(1,854.9)	(1,833.8)

Net plant	3,564.8	3,559.7
Construction work in progress	107.7	96.6
Other, less accumulated depreciation	19.9	19.8

Total property, plant and equipment	3,692.4	3,676.1

Current assets:
Cash and cash equivalents	23.1	2.1
Accounts receivable, less allowance for doubtful accounts	51.9	75.2
Income tax refunds receivable	14.6	28.4
Production fuel, at weighted average cost	69.3	67.7
Materials and supplies, at weighted average cost	32.8	31.5
Gas stored underground, at weighted average cost	6.8	25.5
Regulatory assets	63.9	59.0
Prepayments and other	26.6	33.7

Total current assets	289.0	323.1

Investments	17.1	16.8

Other assets:
Regulatory assets	1,049.0	1,058.3
Deferred charges and other	19.1	19.2

Total other assets	1,068.1	1,077.5

Total assets	$5,066.6	$5,093.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2012	December 31, 2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock—$2.50 par value—24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	927.7	927.7
Retained earnings	398.9	433.3

Total Interstate Power and Light Company common equity	1,360.0	1,394.4
Cumulative preferred stock	145.1	145.1

Total equity	1,505.1	1,539.5
Long-term debt, net	1,334.1	1,309.0

Total capitalization	2,839.2	2,848.5

Current liabilities:
Commercial paper	—	7.1
Accounts payable	136.7	118.2
Accounts payable to associated companies	27.3	36.7
Regulatory liabilities	117.8	137.1
Accrued taxes	48.3	43.8
Accrued interest	23.0	22.8
Derivative liabilities	30.1	24.5
Other	31.0	32.3

Total current liabilities	414.2	422.5

Other long-term liabilities and deferred credits:
Deferred income taxes	954.7	936.9
Regulatory liabilities	569.3	584.2
Pension and other benefit obligations	100.8	101.9
Other	188.4	199.5

Total other long-term liabilities and deferred credits	1,813.2	1,822.5

Total capitalization and liabilities	$5,066.6	$5,093.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011

	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1.5)	$27.1
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	46.7	43.9
Deferred tax expense (benefit) and investment tax credits	7.0	(37.3)
Other	1.3	2.0
Other changes in assets and liabilities:
Accounts receivable	18.3	10.4
Sales of accounts receivable	5.0	10.0
Income tax refunds receivable	13.8	(8.7)
Production fuel	(1.6)	20.4
Gas stored underground	18.7	18.0
Regulatory assets	(9.0)	(145.0)
Regulatory liabilities	(33.6)	159.0
Accrued taxes	4.5	(28.4)
Derivative liabilities	4.5	(12.7)
Deferred income taxes	10.6	49.5
Other	(6.6)	20.1

Net cash flows from operating activities	78.1	128.3

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(56.6)	(104.6)
Other	(4.8)	(5.2)

Net cash flows used for investing activities	(61.4)	(109.8)

Cash flows from (used for) financing activities:
Common stock dividends	(29.7)	—
Preferred stock dividends	(3.2)	(3.9)
Repayment of capital to parent	—	(29.8)
Net change in commercial paper	17.9	—
Changes in cash overdrafts	19.3	13.3
Other	—	0.1

Net cash flows from (used for) financing activities	4.3	(20.3)

Net increase (decrease) in cash and cash equivalents	21.0	(1.8)
Cash and cash equivalents at beginning of period	2.1	5.7

Cash and cash equivalents at end of period	$23.1	$3.9

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$19.4	$19.3
Income taxes, net of refunds	($14.4)	$22.0
Significant noncash investing and financing activities:
Accrued capital expenditures	$23.5	$16.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Operating revenues:
Electric utility	$279.3	$290.1
Gas utility	74.3	97.1
Other	0.9	1.3

Total operating revenues	354.5	388.5

Operating expenses:
Electric production fuel and energy purchases	85.8	97.2
Purchased electric capacity	20.5	18.5
Electric transmission service	25.9	25.7
Cost of gas sold	47.5	63.8
Other operation and maintenance	63.1	63.9
Depreciation and amortization	35.8	33.4
Taxes other than income taxes	11.3	11.2

Total operating expenses	289.9	313.7

Operating income	64.6	74.8

Interest expense and other:
Interest expense	20.0	20.1
Equity income from unconsolidated investments	(10.1)	(9.4)
Allowance for funds used during construction	(2.3)	(1.7)
Interest income and other	(0.1)	—

Total interest expense and other	7.5	9.0

Income before income taxes	57.1	65.8

Income taxes	25.2	21.4

Net income	31.9	44.4

Preferred dividend requirements	0.8	0.8

Earnings available for common stock	$31.1	$43.6

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL's common stock outstanding during the periods presented.

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$3,509.1	$3,481.4
Gas plant in service	425.8	424.7
Other plant in service	227.9	228.8
Accumulated depreciation	(1,397.4)	(1,372.2)

Net plant	2,765.4	2,762.7
Leased Sheboygan Falls Energy Facility, less accumulated amortization	81.7	83.2
Construction work in progress:
Edgewater Generating Station Unit 5 emission controls	89.0	77.7
Other	98.1	82.9
Other, less accumulated depreciation	14.8	15.1

Total property, plant and equipment	3,049.0	3,021.6

Current assets:
Cash and cash equivalents	2.1	2.7
Accounts receivable:
Customer, less allowance for doubtful accounts	82.6	76.2
Unbilled utility revenues	62.2	75.1
Other, less allowance for doubtful accounts	39.1	38.2
Production fuel, at weighted average cost	41.7	34.2
Materials and supplies, at weighted average cost	27.5	25.7
Gas stored underground, at weighted average cost	20.6	32.2
Regulatory assets	45.1	44.6
Prepaid gross receipts tax	31.4	40.2
Prepayments and other	27.5	16.9

Total current assets	379.8	386.0

Investments:
Investment in American Transmission Company LLC	242.3	238.8
Other	19.4	19.8

Total investments	261.7	258.6

Other assets:
Regulatory assets	331.4	333.1
Deferred charges and other	36.6	44.7

Total other assets	368.0	377.8

Total assets	$4,058.5	$4,044.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2012	December 31, 2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock—$5 par value—18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	869.1	869.0
Retained earnings	510.2	507.2

Total Wisconsin Power and Light Company common equity	1,445.5	1,442.4
Cumulative preferred stock	60.0	60.0
Long-term debt, net	1,082.3	1,082.2

Total capitalization	2,587.8	2,584.6

Current liabilities:
Commercial paper	23.3	25.7
Accounts payable	85.0	98.5
Accounts payable to associated companies	19.0	20.5
Regulatory liabilities	38.6	27.6
Accrued interest	18.1	21.6
Derivative liabilities	31.8	31.4
Other	34.2	32.3

Total current liabilities	250.0	257.6

Other long-term liabilities and deferred credits:
Deferred income taxes	698.1	672.5
Regulatory liabilities	156.8	161.2
Capital lease obligations—Sheboygan Falls Energy Facility	102.3	103.3
Pension and other benefit obligations	127.6	128.0
Other	135.9	136.8

Total long-term liabilities and deferred credits	1,220.7	1,201.8

Total capitalization and liabilities	$4,058.5	$4,044.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$31.9	$44.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	35.8	33.4
Other amortizations	11.0	10.6
Deferred tax expense and investment tax credits	23.7	30.8
Equity income from unconsolidated investments	(10.1)	(9.4)
Distributions from equity method investments	8.6	8.3
Other	(0.4)	4.3
Other changes in assets and liabilities:
Income tax refunds receivable	(6.4)	31.4
Production fuel	(7.5)	12.2
Gas stored underground	11.6	16.4
Regulatory assets	(9.9)	7.9
Accounts payable	(10.7)	(19.2)
Derivative liabilities	0.7	(13.2)
Other	16.0	15.5

Net cash flows from operating activities	94.3	173.4

Cash flows used for investing activities:
Utility construction and acquisition expenditures:	(65.5)	(124.8)
Other	1.9	0.5

Net cash flows used for investing activities	(63.6)	(124.3)

Cash flows used for financing activities:
Common stock dividends	(28.1)	(27.7)
Preferred stock dividends	(0.8)	(0.8)
Net change in commercial paper	(2.4)	(15.0)
Other	—	(4.7)

Net cash flows used for financing activities	(31.3)	(48.2)

Net increase (decrease) in cash and cash equivalents	(0.6)	0.9
Cash and cash equivalents at beginning of period	2.7	0.1

Cash and cash equivalents at end of period	$2.1	$1.0

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$23.5	$23.5
Income taxes, net of refunds	$12.2	($33.2)
Significant noncash investing and financing activities:
Accrued capital expenditures	$16.3	$10.3

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2012 and 2011, the condensed consolidated financial position at March 31, 2012 and Dec. 31, 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 have been made. Results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2012. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s respective financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

(b) Regulatory Assets and Regulatory Liabilities -

Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2012	2011	2012	2011	2012	2011
Tax-related	$639.2	$634.7	$618.2	$614.6	$21.0	$20.1
Pension and other postretirement benefits costs	510.5	514.1	263.6	264.9	246.9	249.2
Derivatives	83.1	77.7	38.1	33.5	45.0	44.2
Asset retirement obligations	57.4	65.9	39.7	48.7	17.7	17.2
Environmental-related costs	37.6	38.9	32.6	32.2	5.0	6.7
Emission allowances	30.0	30.0	30.0	30.0	—	—
IPL’s electric transmission service costs	22.9	24.9	22.9	24.9	—	—
Debt redemption costs	21.3	21.8	14.7	15.1	6.6	6.7
Other	87.4	87.0	53.1	53.4	34.3	33.6

	$1,489.4	$1,495.0	$1,112.9	$1,117.3	$376.5	$377.7

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2012	2011	2012	2011	2012	2011
Cost of removal obligations	$407.3	$404.9	$264.7	$261.9	$142.6	$143.0
IPL’s tax benefit rider	329.4	349.6	329.4	349.6	—	—
IPL’s electric transmission assets sale	42.8	45.1	42.8	45.1	—	—
Energy conservation cost recovery	37.2	29.6	7.0	4.7	30.2	24.9
Commodity cost recovery	10.5	23.8	8.6	23.2	1.9	0.6
Other	55.3	57.1	34.6	36.8	20.7	20.3

	$882.5	$910.1	$687.1	$721.3	$195.4	$188.8

IPL’s tax benefit rider—Alliant Energy’s and IPL’s “IPL’s tax benefit rider” regulatory liabilities in the above table decreased due to $20 million of regulatory liabilities used to credit IPL’s Iowa retail electric customers’ bills in the first quarter of 2012. Refer to Note 4 for additional details regarding IPL’s tax benefit rider.

(c) Utility Property, Plant and Equipment -

WPL’s Edgewater Unit 5 Emission Controls Project—WPL is currently installing a selective catalytic reduction (SCR) system at Edgewater Unit 5 to reduce nitrogen oxide (NOx) emissions at the generating facility. Construction began in the third quarter of 2010 and is expected to be completed by the end of 2012. The SCR is expected to help meet requirements under the Wisconsin Reasonably Available Control Technology (RACT) Rule, which require additional NOx emission reductions at Edgewater by May 2013. As of March 31, 2012, WPL recorded capitalized expenditures of $84 million and allowance for funds used during construction of $5 million for the SCR system in “Construction work in progress—Edgewater Generating Station Unit 5 emission controls” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

Wind Site in Green Lake and Fond du Lac Counties in Wisconsin—In 2009, WPL purchased development rights to an approximate 100 MW wind site in Green Lake and Fond du Lac Counties in Wisconsin. Due to events in the first quarter of 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to sell or effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in the first quarter of 2011 for the amount of capitalized costs incurred for this site. The impairment was recorded as a reduction in other utility property, plant and equipment, and a charge to “Utility—other operation and maintenance” in Alliant Energy’s and WPL’s Condensed Consolidated Statements of Income in the first quarter of 2011.

(d) Comprehensive Income (Loss)—For the three months ended March 31, 2012 and 2011, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income for such periods. For the three months ended March 31, 2012 and 2011, IPL and WPL had no other comprehensive income; therefore their comprehensive income (loss) was equal to their earnings available (loss) for common stock for such periods.

(e) Cash Flows Presentation—Alliant Energy reports cash flows from continuing operations together with cash flows from discontinued operations in its Condensed Consolidated Statements of Cash Flows. Refer to Note 13 for details of cash flows from discontinued operations.

(2) UTILITY RATE CASES

WPL’s Retail Fuel-related Rate Case (2012 Test Year)—In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million related to expected changes in retail electric production fuel and energy purchases costs (fuel-related costs). The December 2011 order also required WPL to defer direct Cross-State Air Pollution Rule (CSAPR) compliance costs that are not included in the fuel monitoring level and set a zero percent tolerance band for the CSAPR-related deferral. The 2012 fuel-related costs, excluding deferred CSAPR compliance costs, will be monitored using an annual bandwidth of plus or minus 2%. The rate change granted from this request was effective Jan. 1, 2012. Subsequent to the PSCW order issued in December 2011, the U.S. Court of Appeals for the D.C. Circuit stayed the implementation of CSAPR and as a result, the Clean Air Interstate Rule (CAIR) remains effective. Alliant Energy and WPL are currently unable to predict the final outcome of the CSAPR stay and its impact on their financial condition or results of operations.

(3) RECEIVABLES

Sales of Accounts Receivable—IPL maintains a Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. In March 2012, IPL extended through March 2014 the purchase commitment from the third-party financial institution to which it sells its receivables. In exchange for the receivables sold, IPL receives cash proceeds from the third-party financial institution (based on seasonal limits up to $180 million), and deferred proceeds recorded in “Accounts receivable” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

As of March 31, 2012 and Dec. 31, 2011, IPL sold $179.6 million and $195.3 million aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2012	2011
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$160.0	$130.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	143.0	91.4
Costs incurred	0.4	0.4

The attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

	March 31, 2012	Dec. 31, 2011
Customer accounts receivable	$116.1	$122.4
Unbilled utility revenues	48.7	65.4
Other receivables	14.8	7.5

Receivables sold	179.6	195.3
Less: cash proceeds (a)	145.0	140.0

Deferred proceeds	34.6	55.3
Less: allowance for doubtful accounts	1.7	1.6

Fair value of deferred proceeds	$32.9	$53.7

Outstanding receivables past due	$18.0	$15.9

(a)	Changes in cash proceeds during the first quarter of 2012 are recorded in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Cash Flows.

Additional attributes of IPL’s receivables sold under the Agreement for the three months ended March 31 were as follows (in millions):

	2012	2011
Collections reinvested in receivables	$442.3	$475.3
Credit losses, net of recoveries	2.1	2.1

(4) INCOME TAXES

Income Tax Rates—The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to effects of utility rate making, including the tax benefit rider, tax credits, state income taxes and certain non-deductible expenses. Changes in state apportionment rates caused by the planned sale of Alliant Energy’s RMT business also impacted the effective tax rates in 2012 for Alliant Energy, IPL and WPL. The income tax rates shown in the following table for the three months ended March 31 were computed by dividing income taxes by income from continuing operations before income taxes.

	2012	2011
Alliant Energy	39.0%	22.3%
IPL	125.4%	5.9%
WPL	44.1%	32.5%

State Apportionment—Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax group, including both its regulated operations and its non-regulated operations. In the first quarter of 2012, Alliant Energy, IPL and WPL recorded $15.2 million, $8.1 million and $7.0 million, respectively, of deferred income tax expense due to changes in state apportionment projections caused by the planned sale of Alliant Energy’s RMT business. These income tax expense amounts recognized in the first quarter of 2012 increased Alliant Energy’s, IPL’s and WPL’s effective income tax rates for continuing operations for such period by 21.4%, 137.3% and 12.3%, respectively.

IPL’s Tax Benefit Rider—In January 2011, the Iowa Utilities Board (IUB) approved a tax benefit rider proposed by IPL, which utilizes tax-related regulatory liabilities to credit bills of Iowa retail electric customers beginning in February 2011 to help offset the impact of recent rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs, mixed service costs and allocation of insurance proceeds from the floods in 2008. Alliant Energy’s and IPL’s effective tax rates for the three months ended March 31, 2012 and 2011 include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the tax benefit rider. In the first quarters of 2012 and 2011, $20 million and $7 million, respectively, of tax benefit rider-related regulatory liabilities were used to credit IPL’s Iowa retail electric customers’ bills. The tax impacts of the tax benefit rider are currently expected to decrease Alliant Energy’s and IPL’s 2012 annual income tax rates for continuing operations by 12.2% and 37.5%, respectively. In the first quarter of 2011, the tax impacts of the tax benefit rider decreased Alliant Energy’s and IPL’s income tax rates for continuing operations by 8.9% and 22.9%, respectively.

Production Tax Credits—Alliant Energy has three wind projects that are currently generating production tax credits: WPL’s 68 MW Cedar Ridge wind project, which began generating electricity in late 2008; IPL’s 200 MW Whispering Willow—East wind project, which began generating electricity in late 2009; and WPL’s 200 MW Bent Tree—Phase I wind project, which began generating electricity in late 2010. For the three months ended March 31, production tax credits (net of state tax impacts) resulting from these wind projects were as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Whispering Willow—East (IPL)	$3.6	$2.8	$3.6	$2.8	$—	$—
Bent Tree—Phase I (WPL)	1.5	2.5	—	—	1.5	2.5
Cedar Ridge (WPL)	1.3	1.5	—	—	1.3	1.5

	$6.4	$6.8	$3.6	$2.8	$2.8	$4.0

Deferred Tax Assets and Liabilities—In the first quarter of 2012, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities recognized in “Deferred income taxes” on their Condensed Consolidated Balance Sheets increased $46 million, $18 million and $26 million, respectively. The increases in deferred tax liabilities were primarily related to property-related temporary differences recorded in the first quarter of 2012 from bonus depreciation deductions available in 2012. These items were partially offset by increases in deferred tax assets recorded in the first quarter of 2012 as a result of increasing federal and state net operating loss carryforwards primarily due to such bonus depreciation deductions.

Bonus Depreciation Deductions—In 2010, the Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL are related to the extension of bonus depreciation deductions for certain expenditures for property that are placed in service through Dec. 31, 2012. Based on capital projects expected to be placed into service in 2012, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed in its 2012 federal income tax return will be approximately $418 million ($114 million for IPL and $203 million for WPL).

Carryforwards—At March 31, 2012, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (in millions):

Alliant Energy	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$1,043	$358	2028
Federal net operating losses offset—uncertain tax positions	(56)	(20)
State net operating losses	783	41	2014
State net operating losses offset—uncertain tax positions	(28)	(2)
Federal tax credits	116	114	2022

		$491

IPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$475	$163	2028
Federal net operating losses offset—uncertain tax positions	(25)	(9)
State net operating losses	189	11	2022
Federal tax credits	29	29	2022

		$194

WPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$441	$151	2028
Federal net operating losses offset—uncertain tax positions	(31)	(11)
State net operating losses	148	7	2022
State net operating losses offset—uncertain tax positions	(28)	(2)
Federal tax credits	30	29	2022

		$174

Uncertain Tax Positions—It is reasonably possible that Alliant Energy, IPL and WPL could have material changes to their unrecognized tax benefits during the 12 months ending March 31, 2013 as a result of the expected issuance in 2012 of revenue procedures clarifying the treatment of repair expenditures for electric generation and gas distribution property. An estimate of the expected changes during the 12 months ending March 31, 2013 cannot be determined at this time.

(5) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans -

Net Periodic Benefit Costs (Credits)—The components of net periodic benefit costs (credits) for Alliant Energy’s, IPL’s and WPL’s sponsored defined benefit pension and other postretirement benefits plans, and defined benefit pension plans amounts directly assigned to IPL and WPL, for the three months ended March 31 are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the qualified defined benefit pension plans costs represent only those respective costs for IPL’s and WPL’s bargaining unit employees covered under the plans that are sponsored by IPL and WPL, respectively. Also in the “IPL” and “WPL” tables below, the other postretirement benefits plans costs (credits) represent costs (credits) for all IPL and WPL employees, respectively. The “Directly assigned defined benefit pension plans” tables below include amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans.

Alliant Energy	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2012	2011	2012	2011
Service cost	$3.3	$2.9	$1.7	$2.1
Interest cost	13.0	13.0	2.6	3.6
Expected return on plan assets	(17.2)	(16.0)	(1.9)	(1.9)
Amortization of:
Prior service cost (credit)	0.1	0.2	(3.0)	(0.7)
Actuarial loss	8.3	5.2	1.6	1.4

	$7.5	$5.3	$1.0	$4.5

IPL	Qualified Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2012	2011	2012	2011
Service cost	$1.9	$1.6	$0.8	$0.8
Interest cost	4.3	4.2	1.1	1.7
Expected return on plan assets	(5.8)	(5.0)	(1.3)	(1.3)
Amortization of:
Prior service cost (credit)	0.1	0.1	(1.6)	(0.3)
Actuarial loss	2.5	1.4	0.9	0.8

	$3.0	$2.3	($0.1)	$1.7

WPL	Qualified Defined Benefit Pension Plan		Other Postretirement Benefits Plans
	2012	2011	2012	2011
Service cost	$1.3	$1.2	$0.7	$0.8
Interest cost	4.1	4.0	1.0	1.4
Expected return on plan assets	(5.6)	(5.0)	(0.3)	(0.3)
Amortization of:
Prior service cost (credit)	0.1	0.1	(1.0)	(0.3)
Actuarial loss	3.1	1.8	0.6	0.5

	$3.0	$2.1	$1.0	$2.1

Directly assigned defined benefit pension plans	IPL		WPL
	2012	2011	2012	2011
Interest cost	$1.8	$1.9	$1.3	$1.4
Expected return on plan assets	(2.4)	(2.4)	(1.8)	(1.8)
Amortization of:
Prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Actuarial loss	1.0	0.7	0.9	0.7

	$0.3	$0.1	$0.3	$0.2

Corporate Services provides services to IPL and WPL, and as a result, IPL and WPL are allocated pension and other postretirement benefits costs associated with Corporate Services employees. The following table includes the allocated qualified and non-qualified pension and other postretirement benefits costs associated with Corporate Services employees providing services to IPL and WPL for the three months ended March 31 (in millions):

	Pension Benefits		Other Postretirement
	Costs		Benefits Costs
	2012	2011	2012	2011
IPL	$0.5	$0.4	$—	$0.4
WPL	0.3	0.3	—	0.2

Estimated Future and Actual Employer Contributions—Alliant Energy’s, IPL’s, and WPL’s estimated and actual funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans, and the directly assigned qualified and non-qualified defined benefit pension plans amounts for 2012 are as follows (in millions):

	Estimated for Calendar Year 2012			Actual Through March 31, 2012
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Qualified defined benefit pension plans	$—	$—	$—	$—	$—	$—
Non-qualified defined benefit pension plans (a)	17.0	N/A	N/A	2.1	N/A	N/A
Directly assigned defined benefit pension plans (b)	N/A	0.8	0.2	N/A	0.2	—
Other postretirement benefits plans	5.4	1.1	3.9	2.2	1.1	1.0

(a)	Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees of IPL and WPL. Alliant Energy allocates pension costs to IPL and WPL for these plans.
(b)	Amounts directly assigned to IPL and WPL for non-bargaining employees who are participants in Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans.

Cash Balance Plan—Refer to Note 11(b) for discussion of a class action lawsuit filed against the Cash Balance Plan in 2008 and the Internal Revenue Service (IRS) review of the tax qualified status of the Cash Balance Plan.

401(k) Savings Plans—A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). For the three months ended March 31, Alliant Energy’s, IPL’s and WPL’s costs related to the 401(k) savings plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy		IPL (a)		WPL (a)
	2012	2011	2012	2011	2012	2011
401(k) costs	$5.2	$5.7	$2.7	$2.9	$2.3	$2.6

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity Incentive Plans—A summary of compensation expense and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Compensation expense	$1.6	$2.2	$0.8	$1.2	$0.7	$0.9
Income tax benefits	0.6	0.9	0.3	0.5	0.3	0.4

As of March 31, 2012, total unrecognized compensation cost related to share-based compensation awards was $14.1 million, which is expected to be recognized over a weighted average period of between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility—other operation and maintenance” in the Condensed Consolidated Statements of Income.

In the first quarter of 2012, Alliant Energy granted performance shares, performance units, performance-contingent restricted stock and performance contingent cash awards to certain key employees. Payouts of nonvested awards issued in 2012 are prorated at retirement, death, disability or involuntary termination without cause based on time worked during the first year of the performance period and achievement of the performance criteria. Upon achievement of the performance criteria, payouts of these awards to participants who terminate employment after the first year of the performance period due to retirement, death, disability or involuntary termination without cause are not prorated. Participants’ nonvested awards issued in 2012 are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause.

Performance Shares and Units—Alliant Energy assumes it will make future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares—A summary of the performance shares activity for the three months ended March 31 was as follows:

	2012	2011
	Shares (a)	Shares (a)
Nonvested shares, Jan. 1	236,979	234,518
Granted	45,612	64,217
Vested (b)	(111,980)	(57,838)

Nonvested shares, March 31	170,611	240,897

(a)	Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.
(b)	In the first quarter of 2012, 111,980 performance shares granted in 2009 vested at 162.5% of the target, resulting in payouts valued at $8.0 million, which consisted of a combination of cash and common stock (6,399 shares). In the first quarter of 2011, 57,838 performance shares granted in 2008 vested at 75% of the target, resulting in payouts valued at $1.6 million, which consisted of a combination of cash and common stock (1,387 shares).

Performance Units—A summary of the performance unit activity for the three months ended March 31 was as follows:

	2012	2011
	Units (a)	Units (a)
Nonvested units, Jan. 1	42,996	23,128
Granted	24,686	23,975
Forfeited	(878)	(569)

Nonvested units, March 31	66,804	46,534

(a)	Unit amounts represent the target number of performance units. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

Fair Value of Awards—Information related to fair values of nonvested performance shares and units at March 31, 2012, by year of grant, were as follows:

	Performance Shares			Performance Units
	2012	2011	2010	2012	2011	2010
	Grant	Grant	Grant	Grant	Grant	Grant
Nonvested awards	45,612	62,170	62,829	24,686	21,693	20,425
Alliant Energy common stock closing price on March 31, 2012	$43.32	$43.32	$43.32
Alliant Energy common stock average price on grant date				$43.05	$38.75	$32.56
Estimated payout percentage based on performance criteria	93%	105%	161%	93%	105%	161%
Fair values of each nonvested award	$40.29	$45.49	$69.75	$40.04	$40.69	$52.41

At March 31, 2012, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer groups. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Restricted Stock—Restricted stock consists of time-based and performance-contingent restricted stock.

Time-based restricted stock—A summary of the time-based restricted stock activity for the three months ended March 31 was as follows:

	2012		2011
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares, Jan. 1	35,800	$30.87	70,033	$32.27
Granted	—	—	5,000	39.86
Vested	(32,466)	29.95	(33,516)	35.34

Nonvested shares, March 31	3,334	39.86	41,517	30.71

Performance-contingent restricted stock—A summary of the performance-contingent restricted stock activity for the three months ended March 31 was as follows:

	2012		2011
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares, Jan. 1	301,738	$32.60	296,190	$32.32
Granted	45,612	43.05	64,217	38.75
Vested	(65,172)	32.56	(53,274)	37.93
Forfeited	(70,527)	39.93	(5,395)	38.00

Nonvested shares, March 31	211,651	32.42	301,738	32.60

Non-qualified Stock Options—A summary of the stock option activity for the three months ended March 31 was as follows:

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, Jan. 1	63,889	$24.21	163,680	$24.51
Exercised	(13,400)	24.83	(20,591)	27.79

Outstanding and exercisable, March 31	50,489	24.04	143,089	24.04

The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2012 was between one and two years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2012 was $1.0 million.

Other information related to stock option activity for the three months ended March 31 was as follows (in millions):

	2012	2011
Cash received from stock options exercised	$0.3	$0.6
Aggregate intrinsic value of stock options exercised	0.2	0.2
Income tax benefit from the exercise of stock options	0.1	0.1

Performance Contingent Cash Awards—A summary of the performance contingent cash awards activity for the three months ended March 31 was as follows:

	2012	2011
	Awards	Awards
Nonvested awards, Jan. 1	46,676	23,428
Granted	36,936	23,975
Vested (a)	(21,605)	—
Forfeited	(1,533)	—

Nonvested awards, March 31	60,474	47,403

(a)	In the first quarter of 2012, 21,605 performance contingent cash awards granted in 2010 vested, resulting in cash payouts valued at $0.9 million.

(6) COMMON EQUITY

Common Share Activity—A summary of Alliant Energy’s common stock activity during the three months ended March 31, 2012 was as follows:

Shares outstanding, Jan. 1	111,018,821
Equity incentive plans (Note 5(b))	(5,116)
Other (a)	(51,616)

Shares outstanding, March 31	110,962,089

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the equity incentive plans.

Dividend Restrictions—As of March 31, 2012, IPL’s amount of retained earnings that were free of dividend restrictions was $323 million. As of March 31, 2012, WPL’s amount of retained earnings that were free of dividend restrictions was $84 million for the remainder of 2012.

Restricted Net Assets of Subsidiaries—As of March 31, 2012, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.0 billion and $1.4 billion, respectively.

Capital Transactions with Subsidiaries—In the first quarter of 2012, IPL and WPL paid common stock dividends of $29.7 million and $28.1 million, respectively, to their parent company.

(7) DEBT

(a) Short-term Debt—Information regarding commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities classified as short-term debt and other short-term borrowings was as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
At March 31, 2012	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$57.0	$33.7	$—	$23.3
Remaining maturity	2 days	2 days	N/A	2 days
Weighted average interest rates	0.3%	0.4%	N/A	0.3%
Available credit facility capacity (a)	$918.0	$266.3	$275.0	$376.7

	Alliant Energy		IPL		WPL
For the quarter ended March 31	2012	2011	2012	2011	2012	2011
Maximum amount outstanding (based on daily outstanding balances)	$102.8	$96.5	$35.4	$12.1	$32.7	$96.5
Average amount outstanding (based on daily outstanding balances)	$66.4	$55.4	$12.8	$1.2	$13.1	$55.4
Weighted average interest rates	0.3%	0.3%	0.4%	0.3%	0.2%	0.3%

(a)	Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at March 31, 2012. Refer to Note 7(b) for further discussion of $25 million of commercial paper outstanding at March 31, 2012 classified as long-term debt.

(b) Long-term Debt—As of March 31, 2012, $25 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of March 31, 2012, this commercial paper balance had a remaining maturity of 3 days and a 0.4% interest rate.

(8) INVESTMENTS

Unconsolidated Equity Investments—Equity (income) loss from Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	Alliant Energy		WPL
	2012	2011	2012	2011
American Transmission Company LLC (ATC)	($9.9)	($9.2)	($9.9)	($9.2)
Other	0.5	(0.7)	(0.2)	(0.2)

	($9.4)	($9.9)	($10.1)	($9.4)

Summary financial information from the unaudited financial statements of ATC for the three months ended March 31 was as follows (in millions):

	2012	2011
Operating revenues	$147.7	$139.6
Operating income	78.1	76.5
Net income	58.1	54.2

(9) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments—The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at March 31, 2012 and Dec. 31, 2011 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
March 31, 2012
Assets:
Money market fund investments	$21.3	$21.3	$21.3	$21.3	$—	$—
Derivative assets (Note 10)	10.4	10.4	5.9	5.9	4.5	4.5
Deferred proceeds (sales of receivables) (Note 3)	32.9	32.9	32.9	32.9	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 7(b))	2,729.6	3,317.0	1,334.1	1,582.0	1,082.3	1,409.0
Cumulative preferred stock of subsidiaries	205.1	220.6	145.1	161.4	60.0	59.2
Derivative liabilities (Note 10)	83.2	83.2	38.1	38.1	45.1	45.1

Dec. 31, 2011
Assets:
Derivative assets (Note 10)	15.7	15.7	10.6	10.6	5.1	5.1
Deferred proceeds (sales of receivables) (Note 3)	53.7	53.7	53.7	53.7	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 7(b))	2,704.5	3,325.3	1,309.0	1,560.4	1,082.2	1,439.0
Cumulative preferred stock of subsidiaries	205.1	222.5	145.1	164.3	60.0	58.2
Derivative liabilities (Note 10)	78.0	78.0	33.6	33.6	44.4	44.4

Valuation Techniques -

Money market fund investments—As of March 31, 2012, money market fund investments were measured at fair value using quoted market prices on listed exchanges.

Derivative assets and derivative liabilities—Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices, transmission congestion costs and currency exchange rates. Alliant Energy, IPL and WPL maintain risk policies that govern the use of derivative instruments. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of March 31, 2012 and Dec. 31, 2011 were not designated as hedging instruments. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of March 31, 2012 and Dec. 31, 2011 included electric physical forward purchase contracts and swap contracts to mitigate pricing volatility for the electricity purchased to supply to IPL’s and WPL’s customers; electric physical forward sale contracts to offset long positions created by reductions in electricity demand forecasts; natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate; natural gas options to mitigate price increases during periods of high demand or lack of supply; financial transmission rights (FTRs) acquired to manage transmission congestion costs; natural gas physical forward purchase and natural gas option contracts to mitigate pricing volatility for natural gas supplied to IPL’s and WPL’s retail customers; and natural gas physical purchase and sale contracts to optimize the value of natural gas pipeline capacity.

IPL’s and WPL’s swap, option and physical forward commodity contracts were non-exchange-based derivative instruments and were valued using indicative price quotations available through a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were measured at fair value each reporting date using monthly or annual auction shadow prices from relevant auctions. Refer to Note 10 for additional details of derivative assets and derivative liabilities.

Deferred proceeds (sales of receivables)—The fair value of IPL’s deferred proceeds related to its sales of receivables program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold due to the short-term nature of the collection period. Refer to Note 3 for additional information regarding deferred proceeds.

Long-term debt (including current maturities)—For long-term debt instruments that are actively traded, the fair value was based upon quoted market prices for similar liabilities each reporting date. For long-term debt instruments that are not actively traded, the fair value was based on discounted cash flow methodology and utilizes assumptions of current market pricing curves at each reporting date. Refer to Note 7(b) for additional information regarding long-term debt.

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

Level 1—Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. As of March 31, 2012, Level 1 items included money market fund investments, IPL’s 8.375% cumulative preferred stock and WPL’s 4.50% cumulative preferred stock.

Level 2—Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. As of March 31, 2012 and Dec. 31, 2011, Level 2 items included IPL’s and WPL’s non-exchange traded commodity contracts. Level 2 items as of March 31, 2012 also included the remainder of WPL’s cumulative preferred stock and substantially all of the long-term debt instruments.

Level 3—Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. As of March 31, 2012 and Dec. 31, 2011, Level 3 items included IPL’s deferred proceeds, and IPL’s and WPL’s FTRs and certain commodity contracts.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. Items subject to fair value measurement disclosure requirements were as follows (Not Applicable (N/A); in millions):

	March 31, 2012				Dec. 31, 2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
Alliant Energy	Value	1	2	3	Value	1	2	3
Assets:
Money market fund investments	$21.3	21.3	$—	$—	$—	$—	$—	$—
Derivatives—commodity contracts	10.4	—	4.9	5.5	15.7	—	3.4	12.3
Deferred proceeds	32.9	—	—	32.9	53.7	—	—	53.7
Capitalization and liabilities:
Long-term debt (including current maturities)	3,317.0	—	3,316.5	0.5	N/A	N/A	N/A	N/A
Cumulative preferred stock of subsidiaries	220.6	171.1	49.5	—	N/A	N/A	N/A	N/A
Derivatives—commodity contracts	83.2	—	62.6	20.6	78.0	—	64.8	13.2

	March 31, 2012				Dec. 31, 2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
IPL	Value	1	2	3	Value	1	2	3
Assets:
Money market fund investments	$21.3	$21.3	$—	$—	$—	$—	$—	$—
Derivatives—commodity contracts	5.9	—	2.3	3.6	10.6	—	1.3	9.3
Deferred proceeds	32.9	—	—	32.9	53.7	—	—	53.7
Capitalization and liabilities:
Long-term debt	1,582.0	—	1,582.0	—	N/A	N/A	N/A	N/A
Cumulative preferred stock	161.4	161.4	—	—	N/A	N/A	N/A	N/A
Derivatives—commodity contracts	38.1	—	23.1	15.0	33.6	—	28.6	5.0

	March 31, 2012				Dec. 31, 2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
WPL	Value	1	2	3	Value	1	2	3
Assets:
Derivatives—commodity contracts	$4.5	$—	$2.6	$1.9	$5.1	$—	$2.1	$3.0
Capitalization and liabilities:
Long-term debt	1,409.0	—	1,409.0	—	N/A	N/A	N/A	N/A
Cumulative preferred stock	59.2	9.7	49.5	—	N/A	N/A	N/A	N/A
Derivatives—commodity contracts	45.1	—	39.5	5.6	44.4	—	36.2	8.2

In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recovered from customers in the future after any losses are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets and the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities on the Condensed Consolidated Balance Sheets.

The significant unobservable inputs (Level 3 inputs) used in the fair value measurement of IPL’s and WPL’s commodity contracts are forecasted electricity and natural gas prices, and the expected volatility of such prices. Significant changes in any of those inputs would result in a significantly lower or higher fair value measurement. Information for fair value measurements using significant unobservable inputs (Level 3 inputs) for the three months ended March 31 was as follows (in millions):

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds
Alliant Energy	2012	2011	2012	2011	2012	2011
Beginning balance, Jan. 1	($0.9)	$2.8	$—	$4.7	$53.7	$152.9
Total losses (realized/unrealized) included in changes in net assets (a)	(12.5)	(0.5)	—	—	—	—
Transfers into Level 3 (b)	(3.8)	—	—	—	—	—
Transfers out of Level 3 (c)	5.3	—	—	—	—	—
Settlements (d)	(3.2)	(3.4)	—	(2.6)	(20.8)	(23.1)

Ending balance, March 31	($15.1)	($1.1)	$—	$2.1	$32.9	$129.8

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31 (a)	($12.5)	($0.5)	$—	$—	$—	$—

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds
IPL	2012	2011	2012	2011	2012	2011
Beginning balance, Jan. 1	$4.3	$4.3	$—	$4.8	$53.7	$152.9
Total losses (realized/unrealized) included in changes in net assets (a)	(10.8)	(0.2)	—	—	—	—
Transfers into Level 3 (b)	(2.7)	—	—	—	—	—
Transfers out of Level 3 (c)	0.1	—	—	—	—	—
Settlements (d)	(2.3)	(2.7)	—	(2.7)	(20.8)	(23.1)

Ending balance, March 31	($11.4)	$1.4	$—	$2.1	$32.9	$129.8

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31 (a)	($10.8)	($0.2)	$—	$—	$—	$—

	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts
WPL	2012	2011	2012	2011
Beginning balance, Jan. 1	($5.2)	($1.5)	$—	($0.1)
Total losses (realized/unrealized) included in changes in net assets (a)	(1.7)	(0.3)	—	—
Transfers into Level 3 (b)	(1.1)	—	—	—
Transfers out of Level 3 (c)	5.2	—	—	—
Settlements	(0.9)	(0.7)	—	0.1

Ending balance, March 31	($3.7)	($2.5)	$—	$—

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31 (a)	($1.7)	($0.3)	$—	$—

(a)	Losses related to derivative assets and derivative liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on the Condensed Consolidated Balance Sheets.
(b)	Markets for similar assets and liabilities were not active and observable market inputs were not available for transfers into Level 3. The transfers were valued as of the beginning of the period.
(c)	Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3. The transfers were valued as of the beginning of the period.
(d)	Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

Electric and Natural Gas Commodity Contracts—As of March 31, 2012, the fair values of Alliant Energy’s, IPL’s and WPL’s electric and natural gas commodity contracts classified as Level 3, excluding FTRs, were recognized as net derivative liabilities of $18.4 million, $14.3 million and $4.1 million, respectively. These commodity contracts were valued using a market approach technique that utilizes significant observable inputs to estimate forward commodity prices. Forward electric prices are estimated using market information obtained from counterparties and brokers, including bids, offers, historical transactions (including historical price differences between locations with both observable and unobservable prices) and executed trades. Forward natural gas prices are estimated using the most recent quoted observable inputs applied to future months (including historical price differences between locations with both observable and unobservable prices). Observable inputs are obtained from compiled third-party pricing data sources and include bids, offers, historical transactions and executed trades. Forward electric price commodity curves that extend beyond currently available observable inputs utilize market prices for the most recent period for which observable inputs are available. Observable inputs include bids, offers, historical transactions and executed trades.

FTRs—As of March 31, 2012, Alliant Energy’s, IPL’s and WPL’s FTRs classified as Level 3 were recognized as net derivative assets of $3.3 million, $2.9 million and $0.4 million, respectively. These FTRs were measured at fair value using monthly or annual auction shadow prices for identical or similar instruments from relevant closed auctions.

(10) DERIVATIVE INSTRUMENTS

Commodity Derivatives—

Purpose—Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 9 for detailed discussion of Alliant Energy’s, IPL’s and WPL’s derivative instruments as of March 31, 2012 and Dec. 31, 2011.

Notional Amounts—As of March 31, 2012, notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2012	2013	2014	Total
Alliant Energy
Electricity (megawatt-hours (MWhs))	3,994	3,530	509	8,033
FTRs (MWs)	8	—	—	8
Natural gas (dekatherms (Dths))	41,958	20,460	4,145	66,563

IPL
Electricity (MWhs)	2,416	1,725	71	4,212
FTRs (MWs)	5	—	—	5
Natural gas (Dths)	26,291	9,237	1,420	36,948

WPL
Electricity (MWhs)	1,578	1,805	438	3,821
FTRs (MWs)	3	—	—	3
Natural gas (Dths)	15,667	11,223	2,725	29,615

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each delivery year.

Financial Statement Presentation—Alliant Energy, IPL and WPL record derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. At March 31, 2012 and Dec. 31, 2011, the fair values of current derivative assets were included in “Prepayments and other,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
Commodity contracts	2012	2011	2012	2011	2012	2011
Current derivative assets	$5.6	$12.7	$3.9	$9.2	$1.7	$3.5
Non-current derivative assets	4.8	3.0	2.0	1.4	2.8	1.6
Current derivative liabilities	61.9	55.9	30.1	24.5	31.8	31.4
Non-current derivative liabilities	21.3	22.1	8.0	9.1	13.3	13.0

Alliant Energy, IPL and WPL generally record gains and losses from IPL’s and WPL’s derivative instruments with offsets to regulatory assets or regulatory liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. For the three months ended March 31, 2012 and 2011, gains and losses from commodity derivative instruments not designated as hedging instruments were recorded as follows (in millions):

	Gains (Losses)
Location Recorded	Alliant Energy		IPL		WPL
on Balance Sheets	2012	2011	2012	2011	2012	2011
Regulatory assets	($39.7)	($4.0)	($22.2)	($2.4)	($17.5)	($1.6)
Regulatory liabilities	1.4	1.5	—	0.8	1.4	0.7

Losses from commodity contracts during the three months ended March 31, 2012 were primarily due to impacts of decreases in electricity and natural gas prices during such period.

Credit Risk-related Contingent Features—Alliant Energy, IPL and WPL have entered into various agreements that contain credit risk-related contingent features including requirements for them to maintain certain credit ratings from each of the major credit rating agencies and limitations on their liability positions under the various agreements based upon their credit ratings. In the event of a downgrade in their credit ratings or if their liability positions exceed certain contractual limits, Alliant Energy, IPL or WPL may need to provide credit support in the form of letters of credit or cash collateral up to the amount of their exposure under the contracts, or may need to unwind the contracts and pay the underlying liability positions.

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on March 31, 2012 was $83.2 million, $38.1 million and $45.1 million for Alliant Energy, IPL and WPL, respectively. At March 31, 2012, Alliant Energy, IPL and WPL all had investment-grade credit ratings. However, IPL exceeded its liability position with one counterparty requiring it to post $1.0 million of cash collateral. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on March 31, 2012, Alliant Energy, IPL and WPL would be required to post an additional $82.2 million, $37.1 million and $45.1 million, respectively, of credit support to their counterparties.

(11) COMMITMENTS AND CONTINGENCIES

(a) Operating Expense Purchase Obligations—Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to IPL’s and WPL’s utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At March 31, 2012, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
Duane Arnold Energy Center (DAEC) (IPL)	$364	$364	$—
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	131	—	131
Other	41	9	32

	536	373	163
Natural gas	255	120	135
Coal (b)	274	88	61
Sulfur dioxide (SO2) emission allowances	34	34	—
Other (c)	41	19	22

	$1,140	$634	$381

(a)	Includes payments required by purchased power agreements (PPAs) for capacity rights and minimum quantities of MWhs required to be purchased. Excludes contracts that are considered operating leases.
(b)	Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments of $125 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of March 31, 2012.
(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2012.

(b)	Legal Proceedings—

Air Permitting Violation Claims—In September 2010, Sierra Club filed in the U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia), based on allegations that modifications were made at the facilities without complying with the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and state regulatory counterparts contained within the Wisconsin state implementation plan (SIP) designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. In January 2012, the Court reset the trial date to Dec. 10, 2012 and scheduled a status conference for Feb. 15, 2012 to receive an update on settlement progress. At the Feb. 15, 2012 status conference, the Court reaffirmed the Dec. 10, 2012 trial date and set a pre-trial schedule that allows the parties to work toward settlement.

In September 2010, Sierra Club filed in the U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of the Edgewater Generating Station (Edgewater), which contained similar allegations regarding air permitting violations at Edgewater. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions. In February 2011, WPL responded to these claims related to Edgewater by filing with the U.S. District Court an answer denying the allegations and a motion to dismiss the allegations based on lack of jurisdiction. In December 2011, the Court stayed all discovery and scheduling deadlines for 60 days (through Feb. 15, 2012) so that the Parties may continue settlement negotiations. In February 2012, the Court extended the stay. In April 2012, WPL and Sierra Club filed a joint settlement status report requesting the Court to stay all case management deadlines and agreeing to file a settlement status report by July 15, 2012, if no consent decree is filed by that date. WPL and Sierra Club are currently engaged in settlement discussions regarding the Nelson Dewey, Columbia and Edgewater air permitting violation claims.

In 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP. WPL is engaged in settlement negotiations with the EPA in conjunction with the settlement negotiations with the Sierra Club discussed above.

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

Alliant Energy and WPL do not currently believe any material losses from these air permitting violation claims are both probable and reasonably estimated and therefore have not recognized any material related loss contingency amounts as of March 31, 2012. Alliant Energy and WPL are not able to estimate the possible loss or range of possible loss related to these air permit violation claims given the various litigation and settlement scenarios being pursued to resolve this contingency as well as uncertainty regarding which, if any, allegations will be determined to be violations and the nature and cost of any fines and injunctive relief that could be required to resolve any violations.

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

In June 2010, the Court issued an opinion and order that granted the plaintiffs’ motion for summary judgment on liability in the lawsuit and decided with respect to damages that prejudgment interest on damages would be allowed. In December 2010, the Court issued an opinion and order that decided the interest crediting rate that the Plan used to project the cash balance accounts of the plaintiffs during the class period should have been 8.2% and that a pre-retirement mortality discount would not be applied to the damages calculation. In March 2011, the Court issued an opinion and order that prejudgment interest on damages would be calculated using the average prime rate from the date that the Plan failed to make the total payment to a particular participant through the date of the final judgment (which has not yet been issued). In September 2011, plaintiffs filed a motion for leave to file a supplemental complaint to assert that the 2011 amendment to the Plan, made to conform with the IRS determination letter (described below), was itself an ERISA violation. In November 2011, the Court allowed the filing of the plaintiffs’ supplemental complaint and denied a separate motion for reconsideration filed by the Plan arguing that certain of plaintiffs’ claims were time-barred. Following the November 2011 ruling, plaintiffs filed a supplemental complaint and the Plan filed an answer and an amended answer. In March 2012, the Plan and the plaintiffs each filed motions for summary judgment related to the supplemental complaint, and the plaintiffs filed a motion for class certification, seeking to amend the class definition and for reappointment of class representatives and class counsel. In April 2012, both the Plan and the plaintiffs filed briefs opposing the other party’s motion for summary judgment. The Plan also filed a brief opposing the plaintiffs’ motion for class certification.

Based on opinions and orders issued by the Court to date and the $10.2 million of IRS-related offset benefits paid by the Plan in 2011, the Plan currently estimates that the trial court judgment of damages, after offsetting the additional benefits paid to participants by the Plan, will be at least $17 million, which includes prejudgment interest through March 31, 2012, but does not include any award for plaintiffs’ attorney’s fees or costs. The trial court judgment of damages related to the additional claims newly asserted in the supplemental complaint by the plaintiffs in November 2011 is uncertain. Following resolution of the supplemental complaint, the Plan may appeal the trial court judgment of damages to the Seventh Circuit Court of Appeals. As a result, Alliant Energy, IPL and WPL do not currently believe any material losses related to the final judgment of damages from this class action lawsuit are both probable and reasonably estimated, and therefore have not recognized any material loss contingency amounts for the final judgment of damages as of March 31, 2012. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the class action lawsuit or the ultimate impact on their financial condition or results of operations but believe the outcome could have a material effect on their retirement plan funding and expense.

The IRS also considered the interest crediting rate used to project the cash balance account to participants’ normal retirement age as part of its review of Alliant Energy’s request for a favorable determination letter with respect to the tax-qualified status of the Plan. Alliant Energy reached an agreement with the IRS, which resulted in a favorable determination letter for the Plan in 2011. The agreement with the IRS required Alliant Energy to amend the Plan in 2011 resulting in $10.2 million of aggregate additional benefits paid by Alliant Energy to certain former participants in the Plan in 2011. The $10.2 million of aggregate payments by Alliant Energy are an offset against any final judgment of damages by the Court in the case discussed above, in whole or in part, depending on the scope of the final judgment.

RMT Contract Disputes—In September 2011, RMT filed a lawsuit in the U.S. District Court for the Western District of Wisconsin alleging, among other things, breach of contract against Cable System Installation (CSI), a subcontractor to RMT on several solar projects in New Jersey. The complaint alleges that CSI breached its contract with RMT by failing to complete the work, by failing to complete the work in a timely manner, by failing to perform work according to the contract, for abandonment of work, and for other related claims. RMT incurred additional costs to replace CSI and to complete CSI’s work with alternative subcontractors, incurred liquidated damages assessed by the project owners due to project delays, and had liens filed by CSI’s vendors that CSI has not paid. The lawsuit seeks to recover all costs incurred by RMT as a result of the breaches of contract by CSI. CSI filed an answer and counterclaims against RMT asserting that RMT owes CSI additional amounts for work performed under the contract that have not been paid to date. CSI also filed a motion requesting the case be transferred to New Jersey. CSI has filed liens against the projects based on claims that they have not been paid for work performed under the contract with RMT and vendors of CSI have filed liens against the projects based on claims that they have not been paid as required under their agreements with CSI. Two vendors of CSI have also filed lawsuits in New Jersey including claims against both CSI and RMT resulting from work allegedly performed by the two vendors but not paid by CSI or RMT. As of March 31, 2012, RMT has posted bonds of $17 million to discharge the liens filed against the New Jersey project sites by CSI and CSI’s vendors. Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated and therefore has not recognized any material related loss contingency amounts as of March 31, 2012. Alliant Energy is currently not able to estimate the possible loss or range of possible loss related to these claims given the early state of the lawsuits. Alliant Energy also has not recognized any material benefits from the lawsuit filed by RMT against CSI as of March 31, 2012.

(c) Guarantees and Indemnifications—Alliant Energy provided an indemnification associated with the 2007 sale of its Mexico business for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale date and for the breach of its obligations under the sale agreement. The indemnification has a maximum limit of $20 million and expires in June 2012. Alliant Energy believes the likelihood of having to make any material cash payments under this indemnification is remote. Alliant Energy has not recognized any material liabilities related to this indemnification as of March 31, 2012.

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation (Whiting) under the Point Arguello partnership agreements following the sale of Alliant Energy’s remaining interest in Whiting in 2004. The guarantee does not include a maximum limit. As of March 31, 2012, the present value of the abandonment obligations is estimated at $29 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of March 31, 2012.

RMT provides renewable energy services to clients throughout the U.S., including facility siting, permitting, design, procurement, construction and high voltage connection services for wind and solar projects. Alliant Energy has guaranteed RMT’s performance obligations related to certain of these projects. As of March 31, 2012, Alliant Energy had $609 million of performance guarantees outstanding with $101 million, $325 million and $183 million expiring in 2012, 2013 and 2014, respectively. RMT has also provided surety bonds in support of the payment and performance obligations of certain of these projects and Alliant Energy has guaranteed RMT’s indemnity obligations to the surety company. As of March 31, 2012, Alliant Energy had $114 million in surety bonds and related Alliant Energy performance guarantees outstanding with $112 million expiring in 2012 and $2 million expiring in 2013. Alliant Energy currently believes that no material cash payments will be made under any of these obligations. Alliant Energy has not recognized any material liabilities related to these obligations as of March 31, 2012.

(d)	Environmental Matters—

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

Alliant Energy, IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of these sites to be $21 million ($18 million for IPL and $3 million for WPL) to $45 million ($41 million for IPL and $4 million for WPL). At March 31, 2012, Alliant Energy, IPL and WPL recorded $31 million, $28 million and $3 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies—In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, CSAPR, Clean Air Visibility Rule, Utility Maximum Achievable Control Technology (MACT) Rule, Wisconsin State Mercury Rule, Wisconsin RACT Rule, Ozone National Ambient Air Quality Standards (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Industrial Boiler and Process Heater MACT Rule, Federal Clean Water Act including Section 316(b), Wisconsin and Iowa State Thermal Rules, Hydroelectric Fish Passage Device, Coal Combustion Residuals, Polychlorinated Biphenyls, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases (GHG) including the EPA New Source Performance Standard (NSPS) for GHG Emissions from Electric Utilities and the EPA GHG Tailoring Rule. Some recent developments concerning these environmental matters are included below:

Water Quality—

Hydroelectric Fish Passages Device—In March 2012, the Federal Energy Regulatory Commission (FERC) extended the deadline to install an agency-approved fish passage device at WPL’s Prairie du Sac hydro plant to July 1, 2015.

GHG Emissions—

EPA NSPS for GHG Emissions from Electric Utilities—In April 2012, the EPA published proposed NSPS for GHG, including carbon dioxide (CO2) emissions from new fossil-fueled electric generating units (EGUs) larger than 25 MW with an output-based emissions rate limitation of 1,000 pounds of CO2 per MWh. This emissions rate limitation is expected to be effective upon the EPA’s issuance of the final rule in the second quarter of 2013.

(12) SEGMENTS OF BUSINESS

Alliant Energy—Certain financial information relating to Alliant Energy’s business segments is as follows. As of March 31, 2012, Alliant Energy’s RMT business qualified as assets and liabilities held for sale. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. As a result, Alliant Energy no longer reports “Non-regulated—RMT” segment information. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2012
Operating revenues	$572.4	$167.1	$13.7	$753.2	$12.5	$765.7
Operating income	59.1	27.7	1.7	88.5	7.1	95.6
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				26.4	12.9	39.3
Loss from discontinued operations, net of tax				—	(4.4)	(4.4)
Net income attributable to Alliant Energy common shareowners				26.4	8.5	34.9

Three Months Ended March 31, 2011
Operating revenues	620.3	229.0	16.7	866.0	11.2	877.2
Operating income (loss)	89.3	35.9	(3.3)	121.9	5.4	127.3
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				65.3	6.7	72.0
Income from discontinued operations, net of tax				—	1.5	1.5
Net income attributable to Alliant Energy common shareowners				65.3	8.2	73.5

IPL—Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2012
Operating revenues	$293.1	$92.8	$12.8	$398.7
Operating income	6.7	14.2	3.0	23.9
Earnings loss for common stock				(4.7)

Three Months Ended March 31, 2011
Operating revenues	330.2	131.9	15.4	477.5
Operating income	27.9	15.8	3.4	47.1
Earnings available for common stock				21.7

WPL—Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2012
Operating revenues	$279.3	$74.3	$0.9	$354.5
Operating income (loss)	52.4	13.5	(1.3)	64.6
Earnings available for common stock				31.1

Three Months Ended March 31, 2011
Operating revenues	290.1	97.1	1.3	388.5
Operating income (loss)	61.4	20.1	(6.7)	74.8
Earnings available for common stock				43.6

(13) DISCONTINUED OPERATIONS AND ASSETS AND LIABILIITES HELD FOR SALE

Alliant Energy is currently pursuing the disposal of its RMT business in order to narrow its strategic focus and risk profile. RMT was included in Alliant Energy’s “Non-regulated—RMT” segment. Alliant Energy currently expects to complete the disposal of RMT in 2012. The RMT business qualified as assets and liabilities held for sale as of March 31, 2012. In March 2011, Alliant Energy sold its Industrial Energy Applications, Inc. (IEA) business to narrow its strategic focus and risk profile and received net proceeds of $5 million. IEA was included in Alliant Energy’s “Other Non-regulated, Parent and Other” segment.

The operating results of RMT and IEA have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31 was as follows (in millions):

	2012	2011
Operating revenues	$54.6	$68.9
Operating expenses	61.9	67.9
Gain on sale of IEA	—	(2.5)
Interest expense and other	—	0.1

Income (loss) before income taxes	(7.3)	3.4
Income tax expense (benefit)	(2.9)	1.9

Income (loss) from discontinued operations, net of tax	($4.4)	$1.5

A summary of the assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets was as follows (in millions):

	March 31, 2012	Dec. 31, 2011
Assets held for sale:
Property, plant and equipment, net	$3.3	$3.8
Current assets	63.2	115.5
Other assets	0.3	0.3

Total assets held for sale	66.8	119.6

Liabilities held for sale:
Current liabilities	59.1	62.0
Other long-term liabilities and deferred credits	—	0.1

Total liabilities held for sale	59.1	62.1

Net assets held for sale	$7.7	$57.5

A summary of the components of cash flows for discontinued operations for the three months ended March 31 was as follows (in millions):

	2012	2011
Net cash flows from (used for) operating activities	$41.1	($12.5)
Net cash flows from (used for) financing activities	(41.0)	4.4

(14) ASSET RETIREMENT OBLIGATIONS (AROs)

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Balance, Jan. 1	$91.1	$75.9	$56.2	$43.6	$34.9	$32.3
Revisions in estimated cash flows (a)	(8.2)	(0.3)	(8.2)	—	—	(0.3)
Liabilities settled	(1.0)	(0.1)	(0.9)	(0.1)	(0.1)	—
Accretion expense	0.9	1.1	0.5	0.7	0.4	0.4

Balance, March 31	$82.8	$76.6	$47.6	$44.2	$35.2	$32.4

(a)	In the first quarter of 2012, IPL recorded revisions in estimated cash flows of $8.2 million based on revised remediation timing and cost information for asbestos remediation at its Sixth Street Generating Station.

(15) VARIABLE INTEREST ENTITIES (VIEs)

After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (a subsidiary of Calpine Corporation) for the Riverside PPA for Alliant Energy and WPL to determine whether the counterparty is a VIE and if WPL is the primary beneficiary. This PPA is currently accounted for as an operating lease. The counterparty for the Riverside PPA sells a portion of its generating capacity to WPL and can sell its energy output to WPL. Alliant Energy’s and WPL’s maximum exposure to loss from this PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $6.3 million and $6.4 million for the three months ended March 31, 2012 and 2011, respectively.

In April 2012, the PSCW approved WPL’s Certificate of Authority (CA) application to acquire Riverside for approximately $393 million by the end of 2012. WPL’s purchase of Riverside would replace the 490 MW of electricity output currently obtained from the Riverside PPA to meet the demand of its customers. WPL currently plans to complete the acquisition in December 2012.

(16) RELATED PARTIES

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

	IPL		WPL
	2012	2011	2012	2011
Sales credited	$2	$8	$2	$6
Purchases billed	72	67	24	22

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

	IPL		WPL
	2012	2011	2012	2011
Corporate Services billings	$29	$50	$23	$39

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2012	Dec. 31, 2011	March 31, 2012	Dec. 31, 2011
Net payables to Corporate Services	$72	$82	$47	$48

ATC—Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2012	2011
ATC billings to WPL	$22	$22
WPL billings to ATC	2	3

As of March 31, 2012 and Dec. 31, 2011, WPL owed ATC net amounts of $7 million and $6 million, respectively.

(17) EARNINGS PER SHARE

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three months ended March 31 was as follows (in thousands):

	2012	2011
Weighted average common shares outstanding:
Basic EPS calculation	110,716	110,569
Effect of dilutive share-based awards	25	63

Diluted EPS calculation	110,741	110,632

For the three months ended March 31, 2012 and 2011, there were no potentially dilutive securities excluded from the calculation of diluted EPS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MDA included in the 2011 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

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

(a)	In 2012, Alliant Energy announced plans to sell RMT in 2012. As of March 31, 2012, Alliant Energy’s RMT business qualified as assets and liabilities held for sale. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income.

Financial Results

Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the first quarter were as follows (dollars in millions, except per share amounts):

	2012		2011
	Income (Loss)	EPS	Income	EPS
Continuing operations:
Utility	$26.4	$0.24	$65.3	$0.59
Non-regulated and parent	12.9	0.12	6.7	0.06

Income from continuing operations	39.3	0.36	72.0	0.65
Income (loss) from discontinued operations	(4.4)	(0.04)	1.5	0.01

Net income	$34.9	$0.32	$73.5	$0.66

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

Utility—Lower income from continuing operations in the first quarter of 2012 compared to the same period in 2011 was primarily due to:

•	an estimated $0.16 per share decrease in revenues from lower sales in the first quarter of 2012 compared to the first quarter of 2011 due to weather conditions;

•

$0.14 per share related to the impact of state income tax charges in the first quarter of 2012 due to changes in state apportionment projections caused by Alliant Energy’s planned sale of the RMT business; and

•	$0.11 per share related to the impact of IPL’s tax benefit rider in the first quarter of 2012 compared to the first quarter of 2011, which is not expected to impact the full year results.

These items were partially offset by:

•	$0.03 per share impact from an impairment of WPL’s wind site in Wisconsin in the first quarter of 2011.

Non-regulated and parent—Higher income from continuing operations in the first quarter of 2012 compared to the same period in 2011 was primarily due to $0.04 per share of higher income tax benefits at the parent company due to the impact of IPL’s tax benefit rider.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the first quarters of 2012 and 2011.

Strategic Overview

Alliant Energy’s, IPL’s and WPL’s strategic plans focus on their core business of delivering regulated electric and natural gas service in Iowa, Wisconsin, and Minnesota. The strategic plans are built upon three key elements: competitive costs, safe and reliable service and balanced generation. The strategic plans for Alliant Energy, IPL and WPL include purchasing and/or constructing natural gas-fired electric generating facilities, implementing emission controls and performance upgrades at their more-efficient coal-fired electric generating facilities, constructing a new wind generating facility, and fuel switching at, and retirement of, certain older and less-efficient coal-fired generating facilities. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2012 include:

•

March 2012—The Midwest Independent Transmission System Operator (MISO) indicated that the retirement of WPL’s Nelson Dewey Units 1 and 2 may result in reliability issues and that transmission upgrades are necessary to enable the retirement. Under the current MISO tariff, the specific timing for the retirement of Nelson Dewey Units 1 and 2 could depend on the timing of the required transmission upgrades and various operational, market and other factors.

•

April 2012—The PSCW approved WPL’s CA application to acquire Riverside for approximately $393 million by the end of 2012. Subject to receiving all remaining regulatory approvals, WPL currently plans to complete the acquisition in December 2012.

•

April 2012—IPL and MidAmerican each filed an updated Emissions Plan and Budget (EPB) with the IUB. IPL’s EPB includes emission control projects for Ottumwa Unit 1 and Lansing Unit 4. MidAmerican’s EPB includes emission control projects for George Neal Units 3 and 4. Alliant Energy and IPL currently expect the IUB to issue their decisions on IPL’s and MidAmerican’s EPBs by the end of 2012.

Refer to “Strategic Overview” for additional details regarding strategic plan developments.

Rate Matters

Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2012 include:

•

May 2012—After discussion with PSCW staff and major intervener groups, WPL filed a retail base rate filing based on a forward-looking test period that includes 2013 and 2014. The filing requests approval for WPL to implement a decrease in annual retail natural gas base rates of $13 million effective Jan. 1, 2013 followed by a freeze of such natural gas base rates through the end of 2014. The filing also requests authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2014. Recovery of the costs for the planned acquisition of Riverside and emission control projects at Edgewater Unit 5 and Columbia Units 1 and 2 are included in the request. The recovery of the costs for these capital projects are offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. WPL’s May 2012 retail base rate filing included a return on common equity of 10.4% and the following related provisions: (1) WPL may request a change in retail base rates if its annual return on common equity falls below 8.5%; and (2) WPL must defer a portion of its earnings if its annual return on common equity exceeds 10.65%. The amount of earnings WPL must defer is equal to 50% of its excess earnings between 10.66% and 11.40% and 100% of any excess earnings above 11.40%.

Refer to “Rate Matters” for additional details regarding regulatory developments.

Environmental Matters

Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2012 that may impact Alliant Energy, IPL and WPL include:

•	March 2012—FERC extended the deadline to install an agency-approved fish passage device at WPL’s Prairie du Sac hydro plant to July 1, 2015.

•

April 2012—The EPA published proposed NSPS for GHG, including CO2 emissions from new fossil-fueled EGUs larger than 25 MW with an output-based standard of 1,000 pounds of CO2 per MWh. This emissions rate limitation is expected to be effective upon the EPA’s issuance of the final rule in the second quarter of 2013.

Refer to “Environmental Matters” for additional details regarding environmental developments.

Liquidity and Capital Resources

Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL during 2012 include:

•

March 2012—FERC authorized Corporate Services to issue up to $150 million in long-term debt securities and to maintain up to $200 million in short-term debt securities outstanding (including borrowings from its parent or other affiliates) during the period from March 31, 2012 through March 30, 2014.

•	March 2012—IPL extended through March 2014 the purchase commitment from the third-party financial institution to which it sells its receivables.

•

March 2012—At March 31, 2012, Alliant Energy and its subsidiaries had $918 million of available capacity under their revolving credit facilities, $35 million of available capacity at IPL under its sales of accounts receivable program and $31 million of cash and cash equivalents.

•	April 2012—Alliant Energy exercised its option under the corporate headquarters lease and purchased the building at the expiration of the lease term for $49 million.

Refer to “Liquidity and Capital Resources” for additional details regarding financing developments.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s, IPL’s and WPL’s strategic overview is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except as described below.

Potential Natural Gas-Fired Generation Projects -

IPL’s Potential Construction of a Natural Gas-Fired Electric Generating Facility—IPL received numerous proposals in response to the RFP issued in January 2012 seeking firm long-term supplies of non-intermittent capacity and energy delivered to IPL’s control area. The RFP solicited ownership and/or long-term PPA proposals for either new or existing resources or access to a portion of the output of a portfolio of system resources. IPL is currently evaluating the proposals from the RFP as part of the due diligence process for the potential construction of a new 600 MW natural gas-fired combined-cycle generating facility and expects to make a decision regarding its plans to meet the future demands of its customers in the third quarter of 2012.

WPL’s Potential Purchase of a Natural Gas-Fired Electric Generating Facility—In April 2012, the PSCW approved WPL’s CA application to acquire Riverside, a 600 MW natural gas-fired electric generating facility in Beloit, Wisconsin, for approximately $393 million by the end of 2012. WPL’s purchase of Riverside would replace the 490 MW of electricity output currently obtained from the Riverside PPA to meet the demand of its customers. Subject to receiving all remaining regulatory approvals including FERC and under the Hart—Scott—Rodino Act, WPL currently plans to complete the acquisition in December 2012.

Coal-Fired Generation Project -

WPL’s Nelson Dewey Generating Station—Nelson Dewey is a 208 MW electric generating facility located in Cassville, Wisconsin that includes two units (Unit 1 and Unit 2), which are configured to burn coal. In 2011, WPL filed documents with MISO to evaluate any system reliability implications of the eventual full retirement of Nelson Dewey. In March 2012, MISO indicated that the retirement of both units may result in reliability issues and that transmission upgrades are necessary to enable the retirement. Under the current MISO tariff, the specific timing for the retirement of Nelson Dewey Units 1 and 2 could depend on the timing of the required transmission upgrades and various operational, market and other factors.

Environmental Compliance Plans -

IPL’s Emission Control Projects—In April 2012, IPL and MidAmerican each filed an updated EPB with the IUB. IPL’s EPB includes emission control projects for Ottumwa Unit 1 and Lansing Unit 4. MidAmerican’s EPB includes emission control projects for George Neal Units 3 and 4. Alliant Energy and IPL currently expect the IUB to issue their decisions on IPL’s and MidAmerican’s EPBs by the end of 2012.

RATE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s rate matters is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except as described below.

Recent Retail Base Rate Filings—Details of IPL’s and WPL’s recent retail base rate cases impacting their historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a)(b)	Interim Effective Date	Final Increase Granted (b)	Actual/ Expected Final Effective Date
WPL:
Wisconsin 2013/2014 Test Period	E/G	May-12	N/A	N/A	TBD	Jan-13
IPL:
Minnesota 2009 Test Year	E	May-10	$14	Jul-10	$8	Feb-12	(c)
Iowa 2009 Test Year	E	Mar-10	119	Mar-10	114	Apr-11

(a)	In Iowa, IPL’s interim rates can be implemented 10 days after the filing date, without regulatory review and are subject to refund, pending determination of final rates. In Minnesota, IPL’s interim rates can be implemented 60 days after the filing date, with regulatory review and subject to refund, pending determination of final rates. The amount of the interim rates is replaced by the amount of final rates once the final rates are granted.
(b)	Base rate increases reflect both returns on additions to IPL’s infrastructure and recovery of changes in costs incurred or expected to be incurred by IPL. Given a portion of the rate increases will offset changes in costs, revenues from rate increases should not be expected to result in an equal increase in income.
(c)	The final recovery amount for the Minnesota retail portion of IPL’s Whispering Willow—East wind project construction costs will be addressed in a separate proceeding that is currently expected to be completed in 2012.

Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period)—In May 2012, after discussions with PSCW staff and major intervener groups, WPL filed a retail base rate filing based on a forward-looking test period that includes 2013 and 2014. The filing requests approval for WPL to implement a decrease in annual retail natural gas base rates of $13 million effective Jan. 1, 2013 followed by a freeze of such natural gas base rates through the end of 2014. The filing also requests authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2014.

Recovery of the costs for the planned acquisition of Riverside, the SCR project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 are included in the request. The recovery of the costs for these capital projects are offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. WPL’s May 2012 retail base rate filing included a return on common equity of 10.4% and the following related provisions: (1) WPL may request a change in retail base rates if its annual return on common equity falls below 8.5%; and (2) WPL must defer a portion of its earnings if its annual return on common equity exceeds 10.65%. The amount of earnings WPL must defer is equal to 50% of its excess earnings between 10.66% and 11.40% and 100% of any excess earnings above 11.40%. In addition, the filing requests WPL maintain its ability to request deferrals based on current practices. The retail base rate filing in May 2012 also included the following key assumptions (Common Equity (CE); Preferred Equity (PE); Long-term Debt (LD); Short-term Debt (SD); Weighted-average Cost of Capital (WACC); dollars in billions):

		Regulatory Capital Structure				After-tax WACC	Average Rate Base
Utility Type	Test Period	CE	PE	LD	SD
Electric	2013	49.3%	2.0%	45.5%	3.2%	7.8%	$2.1
Electric	2014	49.4%	1.9%	44.2%	4.5%	7.8%	2.2
Gas	2013	49.3%	2.0%	45.5%	3.2%	7.8%	0.2
Gas	2014	49.4%	1.9%	44.2%	4.5%	7.8%	0.2

The fuel-related cost component of WPL’s retail electric rates for 2013 and 2014 will be addressed in separate filings. WPL currently expects to make retail fuel-related cost filings for 2013 and 2014 in the second or third quarters of 2012 and 2013, respectively.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year)—In May 2010, IPL filed a request with the Minnesota Public Utilities Commission (MPUC) to increase annual rates for its Minnesota retail electric customers. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010. The interim retail rate increase was approved by the MPUC, subject to refund pending determination of final rates from the request. In November 2011, IPL received an order from the MPUC establishing a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the temporary renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. Because the final rate increase level was below the interim retail rate increase level implemented in July 2010, IPL began refunding a portion of the interim rates collected to its Minnesota retail electric customers in the first quarter of 2012. As of March 31, 2012, Alliant Energy and IPL reserved $3 million, including interest, for remaining refunds anticipated to be paid to IPL’s Minnesota retail electric customers in 2012.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year)—In March 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, or approximately 10%, on an annual basis, effective March 20, 2010, without regulatory review and subject to refund pending determination of final rates. In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. Because the final rate increase level was below the interim rate increase level implemented in March 2010, IPL refunded to its Iowa retail customers $5 million in 2011.

Tax Benefit Rider—In January 2011, the IUB approved a tax benefit rider proposed by IPL in its Iowa retail electric rate case (2009 Test Year). The tax benefit rider, which was implemented in late February 2011, utilizes regulatory liabilities to credit bills of Iowa retail customers to help offset the impact of recent rate increases on such customers. These credits on customers’ electric bills reduce electric revenues each quarter based on customers’ kilowatt-hour usage, which is fairly consistent throughout each calendar year. The tax benefit rider also results in a reduction in income tax expense from the benefits of the tax initiatives. While the tax benefit rider is not expected to impact total year earnings, it does result in considerable quarterly variations in earnings due to the accounting rules for recording income taxes in interim financial statements. According to these rules, the offsetting tax benefits from the tax benefit rider are recorded based on the percentage of annual expected earnings each quarter, which fluctuates significantly causing considerable quarterly variation in the income tax benefits from the tax benefit rider. In the first quarters of 2012 and 2011, the quarterly variation in earnings from the tax benefit rider resulted in a net increase (decrease) in Alliant Energy’s earnings of ($3) million ($6 million at Alliant Energy’s parent company and ($9) million at IPL) and $5 million ($2 million at Alliant Energy’s parent company and $3 million at IPL), respectively. As stated previously, the quarterly variations in earnings from the tax benefit rider will offset each other for each calendar year resulting in no earnings impact for the full calendar years of 2012 and 2011.

As of March 31, 2012, Alliant Energy’s and IPL’s remaining regulatory liabilities related to the tax benefit rider recognized were $329 million. The final amount of regulatory liabilities returned to customers under the tax benefit rider is dependent on the amount of tax benefits sustained under IRS audit and therefore is subject to change. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” and “Results of Operations—Income Taxes” for additional discussion of the impact of the tax benefit rider on Alliant Energy’s and IPL’s income tax expense and effective income tax rates.

Planned Utility Rate Case in 2012 -

Iowa Retail Gas Rate Case (2011 Test Year)—IPL currently expects to file an Iowa retail gas rate case in the second quarter of 2012 based on a 2011 historical test period. The key drivers for the anticipated filing include recovery of increased costs and capital investments since IPL’s last Iowa gas retail rate case filed in 2005. Any rate changes are expected to be implemented in two phases with interim rates effective approximately 10 days after the filing and final rates effective approximately 11 months after the filing date. IPL currently expects to propose a tax benefit rider that will utilize regulatory liabilities generated from tax initiatives to credit bills of Iowa retail gas customers to partially offset any requested rate increase from this case.

WPL’s Retail Fuel-related Rate Filing -

2012 Test Year—In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million related to expected changes in retail electric production fuel and energy purchases (fuel-related costs). The December 2011 order also required WPL to defer direct CSAPR compliance costs that are not included in the fuel monitoring level and set a zero percent tolerance band for the CSAPR-related deferral. The 2012 fuel costs, excluding deferred CSAPR compliance costs, will be monitored using an annual bandwidth of plus or minus 2%. The rate change granted from this request was effective Jan. 1, 2012.

ENVIRONMENTAL MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s environmental matters is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except as described below.

Air Quality -

Air Permitting Violation Claims—Refer to Note 11(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of complaints filed by the Sierra Club in 2010 and an NOV issued by the EPA in 2009 regarding alleged air permitting violations at Nelson Dewey, Columbia and Edgewater.

Water Quality -

Hydroelectric Fish Passages Device—In March 2012, FERC extended the deadline to install an agency-approved fish passage device at WPL’s Prairie du Sac hydro plant to July 1, 2015. Alliant Energy and WPL believe the required capital investments and/or modifications to install the fish passage device at the facility could be significant.

Land and Solid Waste -

MGP Sites—Refer to Note 11(d) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

GHG Emissions -

EPA NSPS for GHG Emissions from Electric Utilities—In April 2012, the EPA published proposed NSPS for GHG, including CO2 emissions from new fossil-fueled EGUs larger than 25 MW with an output-based emissions rate limitation of 1,000 pounds of CO2 per MWh. This emissions rate limitation is expected to be effective upon the EPA’s issuance of the final rule in the second quarter of 2013. The proposed NSPS for new EGUs is expected to apply to IPL’s potential construction of a new 600 MW natural gas-fired combined-cycle electric generating facility in Iowa, which will be designed to achieve compliance with the proposed CO2 emissions rate limitation. The EPA announced the issuance of proposed regulations for existing EGUs will be delayed and has not yet established a new schedule. Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome of this proposed standard, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

LEGISLATIVE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s legislative matters is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except as described below.

Federal Tax Legislation -

Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act)—In 2010, the SBJA and the Act were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL were provisions related to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through Dec. 31, 2012. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of the SBJA and the Act, including estimated bonus depreciation deductions expected to be claimed on Alliant Energy’s 2012 U.S. federal income tax return.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview—First Quarter Results—Refer to “Executive Summary” for an overview of Alliant Energy’s first quarter 2012 and 2011 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s earnings for the first quarters of 2012 and 2011 are discussed below.

Utility Electric Margins—Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses. Electric margins and MWh sales for Alliant Energy for the first quarter were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$218.2	$240.4	(9%)	1,863	2,024	(8%)
Commercial	132.9	142.7	(7%)	1,515	1,533	(1%)
Industrial	164.0	169.6	(3%)	2,815	2,712	4%

Retail subtotal	515.1	552.7	(7%)	6,193	6,269	(1%)
Sales for resale:
Wholesale	43.3	46.0	(6%)	757	843	(10%)
Bulk power and other	2.8	11.7	(76%)	85	472	(82%)
Other	11.2	9.9	13%	37	38	(3%)

Total revenues/sales	572.4	620.3	(8%)	7,072	7,622	(7%)

Electric production fuel expense	70.9	110.1	(36%)
Energy purchases expense	89.0	83.9	6%
Purchased electric capacity expense	61.5	57.8	6%

Margins	$351.0	$368.5	(5%)

First Quarter 2012 vs. First Quarter 2011 Summary—Electric margins decreased $18 million, or 5%, primarily due to an estimated $16 million decrease in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories and $13 million of decreased revenues due to higher credits on Iowa retail electric customers’ bills resulting from the tax benefit rider in the first quarter of 2012 compared to the same period in 2011. Other decreases to electric margins included $2 million of higher purchased electric capacity expenses at WPL related to the Kewaunee PPA and $2 million of lower energy conservation revenues at IPL. Estimated increases (decreases) to Alliant Energy’s electric margins from the impacts of weather during the first quarters of 2012 and 2011 were ($12) million and $4 million, respectively. IPL’s tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expense for the year ended Dec. 31, 2012. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses included in other operation and maintenance expenses. These items were partially offset by $6 million of higher revenues at IPL related to changes in recovery mechanisms for transmission costs due to the transmission rider implemented in the first quarter of 2011, a $5 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses at WPL and an increase in weather-normalized sales volumes at both IPL and WPL. The higher transmission rider revenues were offset by higher electric transmission service expenses.

Weather Conditions—Temperatures during the first quarter of 2012 were 20% to 25% warmer than normal, as measured by heating degree days (HDD) in Alliant Energy’s service territories. These warmer temperatures caused a significant decrease in IPL’s and WPL’s electric and gas sales due to the lack of demand by customers for heating. Cooling degree days (CDD) were also calculated in Alliant Energy’s service territories in the first quarter of 2012. These CDD caused a modest increase in electric sales related to demand by customers for air conditioning usage. HDD and CDD in Alliant Energy’s service territories for the first quarter were as follows:

	Actual
	2012	2011	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	2,692	3,590	3,425
Madison, Wisconsin (WPL)	2,717	3,676	3,511

	Actual
	2012	2011	Normal
CDD (a):
Cedar Rapids, Iowa (IPL)	28	—	1
Madison, Wisconsin (WPL)	26	—	—

(a)	HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65-degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries—Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense decreased $39 million, or 36%, in the first quarter of 2012. The decrease was primarily due to lower MISO dispatch of Alliant Energy’s generating facilities in the first quarter of 2012, which resulted in lower fuel consumption. Alliant Energy’s energy purchases expense increased $5 million, or 6%, in the first quarter of 2012. The increase was primarily due to higher energy volumes purchased resulting from the lower MISO dispatch of Alliant Energy’s generating facilities in the first quarter of 2012, largely offset by lower energy prices. The impact of changes in electricity volumes generated from Alliant Energy’s generating facilities was largely offset by the impact of the changes in energy volumes purchased and changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred during the first quarter of 2012 were lower than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $1 million during the first quarter of 2012. WPL’s retail fuel-related costs incurred during the first quarter of 2011 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $4 million during the first quarter of 2011.

Purchased Electric Capacity Expenses—Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. Details of purchased electric capacity expense included in the utility electric margins table above for the first quarter were as follows (in millions):

	2012	2011
DAEC PPA (IPL)	$40	$39
Kewaunee PPA (WPL)	15	13
Riverside PPA (WPL)	6	6
Other	1	—

	$62	$58

Sales Trends—Retail sales volumes decreased 1% in the first quarter of 2012 compared to the same period in 2011, primarily due to warmer weather conditions in Alliant Energy’s service territories. This item was largely offset by higher sales to industrial customers driven by increased production requirements and an extra day of sales due to the leap year.

Wholesale sales volumes decreased 10% in the first quarter of 2012 compared to the same period in 2011, primarily due to the impact of weather conditions and changes in sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

Bulk power and other revenue changes were largely due to changes in revenues from sales in the wholesale energy markets operated by MISO and PJM Interconnection, LLC. These changes are impacted by several factors including the availability of Alliant Energy’s generating facilities and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were offset by changes in fuel-related costs and therefore did not have a significant impact on electric margins.

Utility Gas Margins—Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for Alliant Energy for the first quarter were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$98.5	$135.1	(27%)	10,527	14,101	(25%)
Commercial	55.2	76.1	(27%)	7,103	9,091	(22%)
Industrial	5.9	10.2	(42%)	952	1,446	(34%)

Retail subtotal	159.6	221.4	(28%)	18,582	24,638	(25%)
Transportation/other	7.5	7.6	(1%)	13,120	13,974	(6%)

Total revenues/sales	167.1	229.0	(27%)	31,702	38,612	(18%)

Cost of gas sold	104.8	156.4	(33%)

Margins	$62.3	$72.6	(14%)

First Quarter 2012 vs. First Quarter 2011 Summary—Gas margins decreased $10 million, or 14%, primarily due to an estimated $13 million decrease in gas margins from changes in sales caused by weather conditions in Alliant Energy’s service territories. Estimated increases (decreases) to Alliant Energy’s gas margins from the impacts of weather during the first quarters of 2012 and 2011 were ($10) million and $3 million, respectively.

Refer to “Utility Electric Margins” for details of Alliant Energy’s HDD data. Refer to “Rate Matters” for discussion of retail rate cases.

Utility Other Revenues—Other revenues for the utilities decreased $3 million primarily due to lower coal sales at IPL during the first quarter of 2012 as compared to the first quarter of 2011. Changes in utility other revenues were largely offset by related changes in utility other operation and maintenance expenses.

Electric Transmission Service Expense—Alliant Energy’s electric transmission service expense for the utilities increased $8 million primarily due to higher transmission costs at IPL related to transmission services from ITC Midwest LLC (ITC). The increase was primarily due to $2 million of higher electric transmission service costs billed by ITC to IPL in the first quarter of 2012 compared to the first quarter of 2011 due to a modest increase in transmission service rates and the impact of IPL utilizing $5 million of regulatory liabilities to credit a portion of the transmission service expenses billed to IPL by ITC during the first quarter of 2011. Alliant Energy currently estimates electric transmission service expenses related to ITC will be approximately $30 million to $35 million higher in 2012 compared to 2011. This estimate is impacted by monthly peak demands. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through the transmission cost rider resulting in an offsetting increase in electric revenues.

Utility Other Operation and Maintenance Expenses—Alliant Energy’s other operation and maintenance expenses for the utilities decreased $11 million due to the following reasons (amounts represent variances between the first quarter of 2012 and the first quarter of 2011 in millions):

	Alliant Energy	IPL	WPL
Wind site impairment charge at WPL in 2011 (a)	($5)	$—	($5)
Lower generation operation and maintenance expenses at IPL (b)	(2)	(2)	—
Lower energy conservation expenses at IPL (c)	(2)	(2)	—
Lower expenses related to coal sales at IPL (d)	(2)	(2)	—
Other (primarily other administrative and general expenses)	—	(4)	4

	($11)	($10)	($1)

(a)	Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of the wind site impairment charge recorded by WPL in the first quarter of 2011.
(b)	Resulting from the timing of maintenance projects at IPL’s electric generating facilities.
(c)	Changes in energy conservation expenses at Alliant Energy and IPL are largely offset by changes in energy conservation revenues at Alliant Energy and IPL.
(d)	Changes in expenses related to coal sales at IPL were largely offset by changes in coal sales revenue at IPL.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $5 million primarily due to higher depreciation rates at IPL during the first quarter of 2012 as compared to the same period in 2011 resulting from IPL’s most recent depreciation study, and property additions including the impacts of higher depreciation expense recognized in the first quarter of 2012 related to WPL’s Bent Tree—Phase I wind project.

Income Taxes—Details of the effective income tax rates for Alliant Energy’s continuing operations during the first quarter were as follows:

	2012	2011
Statutory federal income tax rate	35.0%	35.0%
State apportionment changes	21.4	—
IPL’s tax benefit rider	(12.2)	(8.9)
Production tax credits	(6.9)	(5.7)
Other items, net	1.7	1.9

Overall income tax rate	39.0%	22.3%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of state apportionment changes, IPL’s tax benefit rider implemented in the first quarter of 2011 and production tax credits.

Income (Loss) from Discontinued Operations, Net of Tax—Refer to Note 13 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Preferred Dividend Requirements of Subsidiaries—Preferred dividend requirements of subsidiaries decreased $2 million due to a $2 million charge in the first quarter of 2011 related to IPL’s redemption of its 7.10% Series C Cumulative Preferred Stock in 2011.

IPL’S RESULTS OF OPERATIONS

Overview—First Quarter Results—Earnings available for common stock decreased $26 million primarily due to lower electric and gas margins resulting from the impacts of weather in the first quarter of 2012 and increased credits on retail electric customers’ bills in Iowa from the tax benefit rider, and tax charges in the first quarter of 2012 resulting from changes in state apportionment projections caused by Alliant Energy’s planned sale of the RMT business.

Electric Margins—Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses. Electric margins and MWh sales for IPL for the first quarter were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$115.6	$131.9	(12%)	1,021	1,129	(10%)
Commercial	75.5	84.5	(11%)	953	966	(1%)
Industrial	87.2	95.4	(9%)	1,759	1,697	4%

Retail subtotal	278.3	311.8	(11%)	3,733	3,792	(2%)
Sales for resale:
Wholesale	6.1	6.7	(9%)	99	105	(6%)
Bulk power and other	1.4	6.0	(77%)	45	189	(76%)
Other	7.3	5.7	28%	20	21	(5%)

Total revenues/sales	293.1	330.2	(11%)	3,897	4,107	(5%)

Electric production fuel expense	32.9	61.2	(46%)
Energy purchases expense	41.2	35.6	16%
Purchased electric capacity expense	41.0	39.3	4%

Margins	$178.0	$194.1	(8%)

First Quarter 2012 vs. First Quarter 2011 Summary—Electric margins decreased $16 million, or 8%, primarily due to $13 million of decreased revenues in the first quarter of 2012 due to additional credits on Iowa retail electric customers’ bills resulting from the tax benefit rider and an estimated $11 million decrease in electric margins from changes in sales caused by weather conditions in IPL’s service territory. Electric margins were also decreased by $2 million of lower energy conservation revenues. IPL’s tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expenses for the year ended Dec. 31, 2012. Estimated increases (decreases) to IPL’s electric margins from the impacts of weather during the first quarters of 2012 and 2011 were ($8) million and $3 million, respectively. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses included in other operation and maintenance expenses. These items were partially offset by $6 million of higher revenues related to changes in recovery mechanisms for transmission costs due to the transmission rider and an increase in weather-normalized retail sales volumes. The higher transmission rider revenues were offset by higher electric transmission service expenses.

Refer to “Alliant Energy’s Results of Operations—Utility Electric Margins” for details on IPL’s HDD and CDD data, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses and sales trends.

Gas Margins—Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for IPL for the first quarter were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$53.8	$77.8	(31%)	5,991	8,255	(27%)
Commercial	30.5	43.4	(30%)	4,034	5,036	(20%)
Industrial	4.2	6.7	(37%)	710	940	(24%)

Retail subtotal	88.5	127.9	(31%)	10,735	14,231	(25%)
Transportation/other	4.3	4.0	8%	7,893	7,429	6%

Total revenues/sales	92.8	131.9	(30%)	18,628	21,660	(14%)

Cost of gas sold	57.3	92.6	(38%)

Margins	$35.5	$39.3	(10%)

First Quarter 2012 vs. First Quarter 2011 Summary—Gas margins decreased $4 million, or 10%, primarily due to an estimated $7 million decrease in gas margins from changes in sales caused by weather conditions in IPL’s service territory. Estimated increases (decreases) to IPL’s gas margins from the impacts of weather during the first quarters of 2012 and 2011 were ($5) million and $2 million, respectively.

Refer to “Alliant Energy’s Results of Operations—Utility Electric Margins” for details of IPL’s HDD data. Refer to “Rate Matters” for discussion of retail rate cases.

Steam and Other Revenues—Steam and other revenues decreased $3 million primarily due to lower coal sales during the first quarter of 2012 as compared to the first quarter of 2011. Changes in steam and other revenues were largely offset by related changes in other operation and maintenance expenses.

Electric Transmission Service Expense—Electric transmission service expense increased $8 million primarily due to higher transmission costs related to transmission services from ITC. The increase was primarily due to $2 million of higher electric transmission service costs billed by ITC to IPL in the first quarter of 2012 compared to the first quarter of 2011 due to a modest increase in transmission service rates and the impact of IPL utilizing $5 million of regulatory liabilities to credit a portion of the transmission service expenses billed to IPL by ITC during the first quarter of 2011. IPL currently estimates electric transmission service expenses related to ITC will be approximately $30 million to $35 million higher in 2012 compared to 2011. This estimate is impacted by monthly peak demands. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through the transmission cost rider resulting in an offsetting increase in electric revenues.

Other Operation and Maintenance Expenses—Other operation and maintenance expenses decreased $10 million primarily due to $2 million of lower generation operation and maintenance expenses resulting from the timing of maintenance projects, $2 million of lower energy conservation expenses, $2 million of lower expenses related to coal sales and decreases in other administrative and general expenses. Changes in energy conservation expenses were largely offset by changes in energy conservation revenues included in electric and gas margins. Changes in expenses related to coal sales were largely offset by changes in steam and other revenues.

Refer to “Alliant Energy’s Results of Operations—Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $3 million primarily due to higher depreciation rates during the first quarter of 2012 as compared to the same period in 2011 resulting from IPL’s most recent depreciation study and property additions.

Income Taxes—Details of IPL’s effective income tax rates during the first quarter were as follows. The overall income tax rate for the first quarter of 2012 is not meaningful given the impact of IPL’s low income before income taxes for such period.

	2012	2011
Statutory federal income tax rate	35.0%	35.0%
State apportionment changes	137.3	—
Tax benefit rider	(37.5)	(22.9)
Production tax credits	(9.6)	(6.5)
Other items, net	0.2	0.3

Overall income tax rate	125.4%	5.9%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of state apportionment changes, the tax benefit rider and production tax credits.

Preferred Dividend Requirements—Preferred dividend requirements decreased $2 million due to a $2 million charge in the first quarter of 2011 related to IPL’s redemption of its 7.10% Series C Cumulative Preferred Stock in 2011.

WPL’S RESULTS OF OPERATIONS

Overview—First Quarter Results—WPL’s earnings available for common stock decreased $13 million primarily due to tax charges in the first quarter of 2012 resulting from changes in state apportionment projections caused by Alliant Energy’s planned sale of the RMT business and lower electric and gas margins resulting from the impacts of weather in the first quarter of 2012. These items were partially offset by a $5 million wind site impairment charge recorded in the first quarter of 2011.

Electric Margins—Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and therefore result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses. Electric margins and MWh sales for WPL for the first quarter were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$102.6	$108.5	(5%)	842	895	(6%)
Commercial	57.4	58.2	(1%)	562	567	(1%)
Industrial	76.8	74.2	4%	1,056	1,015	4%

Retail subtotal	236.8	240.9	(2%)	2,460	2,477	(1%)
Sales for resale:
Wholesale	37.2	39.3	(5%)	658	738	(11%)
Bulk power and other	1.4	5.7	(75%)	40	283	(86%)
Other	3.9	4.2	(7%)	17	17	—%

Total revenues/sales	279.3	290.1	(4%)	3,175	3,515	(10%)

Electric production fuel expense	38.0	48.9	(22%)
Energy purchases expense	47.8	48.3	(1%)
Purchased electric capacity expense	20.5	18.5	11%

Margins	$173.0	$174.4	(1%)

First Quarter 2012 vs. First Quarter 2011 Summary—Electric margins decreased $1 million, or 1%, primarily due to an estimated $5 million decrease in electric margins from changes in sales caused by weather conditions in WPL’s service territory and $2 million of higher purchased electric capacity expenses related to the Kewaunee PPA. Estimated increases (decreases) to WPL’s electric margins from the impacts of weather during the first quarters of 2012 and 2011 were ($4) million and $1 million, respectively. These items were largely offset by a $5 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses and an increase in weather-normalized sales volumes.

Refer to “Alliant Energy’s Results of Operations—Utility Electric Margins” for details of WPL’s HDD and CDD data, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses and sales trends.

Gas Margins—Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for WPL for the first quarter were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$44.7	$57.3	(22%)	4,536	5,846	(22%)
Commercial	24.7	32.7	(24%)	3,069	4,055	(24%)
Industrial	1.7	3.5	(51%)	242	506	(52%)

Retail subtotal	71.1	93.5	(24%)	7,847	10,407	(25%)
Transportation/other	3.2	3.6	(11%)	5,227	6,545	(20%)

Total revenues/sales	74.3	97.1	(23%)	13,074	16,952	(23%)

Cost of gas sold	47.5	63.8	(26%)

Margins	$26.8	$33.3	(20%)

First Quarter 2012 vs. First Quarter 2011 Summary—Gas margins decreased $7 million, or 20% primarily due to an estimated $6 million decrease in gas margins from changes in sales caused by weather conditions in WPL’s service territory. Estimated increases (decreases) to WPL’s gas margins from the impacts of weather during the first quarters of 2012 and 2011 were ($5) million and $1 million, respectively.

Refer to “Alliant Energy’s Results of Operations—Utility Electric Margins” for WPL’s HDD data. Refer to “Rate Matters” for discussion of retail rate cases.

Other Operation and Maintenance Expenses—Other operation and maintenance expenses decreased $1 million primarily due to a $5 million wind site impairment charge recorded in the first quarter of 2011. This item was largely offset by higher other administrative and general expenses.

Refer to “Alliant Energy’s Results of Operations—Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $2 million primarily due to property additions including higher depreciation expense recognized in the first quarter of 2012 related to the Bent Tree—Phase I wind project.

Income Taxes—Details of WPL’s effective income tax rates during the first quarter were as follows:

	2012	2011
Statutory federal income tax rate	35.0%	35.0%
State apportionment changes	12.3	—
Production tax credits	(6.2)	(5.7)
Other items, net	3.0	3.2

Overall income tax rate	44.1%	32.5%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of state apportionment changes and production tax credits.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s, IPL’s and WPL’s liquidity and capital resources matters is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except as described below.

Liquidity Position—At March 31, 2012, Alliant Energy had $31 million of cash and cash equivalents, $918 million ($266 million at the parent company, $275 million at IPL and $377 million at WPL) of available capacity under their revolving credit facilities and $35 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures—Capital structures at March 31, 2012 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL
Common equity	$2,997.5	50.0%	$1,360.0	47.9%	$1,445.5	55.4%
Preferred stock	205.1	3.4%	145.1	5.1%	60.0	2.3%
Noncontrolling interest	1.8	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	2,729.6	45.6%	1,334.1	47.0%	1,082.3	41.4%
Short-term debt	57.0	1.0%	—	—%	23.3	0.9%

	$5,991.0	100.0%	$2,839.2	100.0%	$2,611.1	100.0%

Cash Flows—Selected information from the Condensed Consolidated Statements of Cash Flows for the first quarters of 2012 and 2011 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Cash and cash equivalents, Jan. 1	$11.4	$159.3	$2.1	$5.7	$2.7	$0.1
Cash flows from (used for):
Operating activities	215.0	261.3	78.1	128.3	94.3	173.4
Investing activities	(135.1)	(233.3)	(61.4)	(109.8)	(63.6)	(124.3)
Financing activities	(60.4)	(61.2)	4.3	(20.3)	(31.3)	(48.2)

Net increase (decrease)	19.5	(33.2)	21.0	(1.8)	(0.6)	0.9

Cash and cash equivalents, March 31	$30.9	$126.1	$23.1	$3.9	$2.1	$1.0

Operating Activities -

First Quarter 2012 vs. First Quarter 2011—Alliant Energy’s cash flows from operating activities decreased $46 million primarily due to lower cash flows resulting from higher inventory levels of production fuel in the first quarter of 2012, decreased collections from IPL’s and WPL’s customers in the first quarter of 2012 caused by the weather impacts on electric and gas retail sales, the timing of fuel-cost recoveries at IPL and $13 million of higher credits on retail electric customers’ bills in Iowa in the first quarter of 2012 resulting from IPL’s tax benefit rider. These items were partially offset by $54 million of higher cash flows from operations at RMT due to decreased working capital requirements associated with renewable energy projects in 2012 and 2011.

IPL’s cash flows from operating activities decreased $50 million primarily due to the timing of fuel-cost recoveries, lower cash flows resulting from higher inventory levels of production fuel in the first quarter of 2012, decreased collections from IPL’s customers in the first quarter of 2012 caused by the weather impacts on electric and gas retail sales and $13 million of higher credits on retail electric customers’ bills in Iowa in the first quarter of 2012 resulting from the tax benefit rider. These items were partially offset by $36 million of higher cash flows from income tax refunds in the first quarter of 2012 and income tax payments in the first quarter of 2011.

WPL’s cash flows from operating activities decreased $79 million primarily due to $45 million of lower cash flows from income tax payments in the first quarter of 2012 and income tax refunds in the first quarter of 2011, lower cash flows resulting from higher inventory levels of production fuel in the first quarter of 2012 and decreased collections from WPL’s customers during the first quarter of 2012 caused by the weather impacts on electric and gas retail sales.

Production Fuel—MISO’s dispatch of Alliant Energy’s generating facilities impacts the amount of production fuel used each period at IPL and WPL. In the first quarter of 2012, lower MISO dispatch of Alliant Energy’s generating facilities resulted in lower production fuel used, which contributed to increased production fuel inventory levels at IPL and WPL. Production fuel inventory levels at IPL and WPL decreased significantly in the first quarter of 2011 due to higher dispatch of Alliant Energy’s generating facilities during such period. The changes in production fuel inventory levels during the first quarters of 2012 and 2011 resulted in a decrease to Alliant Energy’s, IPL’s and WPL’s cash flows from operations of $42 million, $22 million and $20 million, respectively.

Weather Impacts—Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for discussion of weather impacts on electric and gas retail sales in the first quarter of 2012 compared to the first quarter of 2011.

RMT’s Working Capital Requirements—Cash flows from operations at RMT can fluctuate significantly from period to period based on the timing of cash receipts from customers and cash payments for construction activities associated with its customers’ large renewable energy projects. Cash flows from operations at RMT increased significantly in the first quarter of 2012 compared to the first quarter of 2011 largely due to amounts collected in 2012 for customers’ large renewable projects completed in late 2011 and early 2012. In February 2012, Alliant Energy announced plans to sell RMT in 2012.

IPL’s Tax Benefit Rider—In January 2011, the IUB approved a tax benefit rider proposed by IPL, which utilizes regulatory liabilities created with tax benefits from changes in accounting methodologies and tax elections available under the Internal Revenue Code to credit bills of Iowa retail electric customers. In the first quarters of 2012 and 2011, IPL credited $20 million and $7 million, respectively, to customers’ bills under the tax benefit rider. Alliant Energy and IPL currently expect approximately $81 million of credits to IPL’s customers’ bills in 2012 under the tax benefit rider. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of IPL’s tax benefit rider.

Investing Activities -

First Quarter 2012 vs. First Quarter 2011—Alliant Energy’s cash flows used for investing activities decreased $98 million primarily due to $102 million of lower construction and acquisition expenditures. The lower construction and acquisition expenditures resulted from progress payments by IPL in the first quarter of 2011 for wind turbine generators that were sold to Resources in June 2011, and expenditures during the first quarter of 2011 for WPL’s Bent Tree—Phase I wind project and WPL’s acquisition of the remaining 25% interest in Edgewater Unit 5. These items were partially offset by expenditures during the first quarter of 2012 for emission controls projects at WPL’s Columbia Units 1 and 2, IPL’s Ottumwa Unit 1 and IPL’s George Neal Units 3 and 4.

IPL’s cash flows used for investing activities decreased $48 million primarily due to $48 million of lower construction expenditures. The lower construction expenditures resulted from progress payments in the first quarter of 2011 for wind turbine generators that were sold to Resources in June 2011. This item was partially offset by expenditures during the first quarter of 2012 for the emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4.

WPL’s cash flows used for investing activities decreased $61 million primarily due to $59 million of lower construction and acquisition expenditures. The lower construction and acquisition expenditures resulted from expenditures during the first quarter of 2011 for the Bent Tree—Phase I wind project and the Edgewater Unit 5 purchase. These items were partially offset by expenditures during the first quarter of 2012 for emission controls projects at Columbia Units 1 and 2.

Construction and Acquisition Expenditures—Currently, there are no material changes to Alliant Energy’s, IPL’s and WPL’s anticipated construction and acquisition expenditures from those reported in the 2011 Form 10-K.

Government Incentives for Wind Projects—Alliant Energy, IPL and WPL evaluated their options for government incentive elections for IPL’s Whispering Willow—East wind project and WPL’s Bent Tree—Phase I wind project and currently believe they will continue with the production tax credits incentive election for those two wind projects. Refer to “Other Matters—Other Future Considerations” for further discussion of government incentives for wind projects.

Financing Activities -

First Quarter 2012 vs. First Quarter 2011—Alliant Energy’s cash flows used for financing activities decreased $1 million primarily due to changes in cash overdrafts attributable to outstanding checks that have not yet cleared the bank, largely offset by changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL.

IPL’s cash flows from financing activities increased $25 million primarily due to changes in the amount of commercial paper outstanding and changes in cash overdrafts attributable to outstanding checks that have not yet cleared the bank.

WPL’s cash flows used for financing activities decreased $17 million primarily due to changes in the amount of commercial paper outstanding and changes in cash overdrafts attributable to outstanding checks that have not yet cleared the bank.

FERC Financing Authorizations—In March 2012, FERC authorized Corporate Services to issue up to $150 million in long-term debt securities and to maintain up to $200 million in short-term debt securities outstanding (including borrowings from its parent or other affiliates) during the period from March 31, 2012 through March 30, 2014. FERC also authorized Corporate Services to receive an unspecified amount of capital contributions and advances from its parent or other affiliates during the period from March 31, 2012 through March 30, 2014.

Common Stock Issuances and Capital Contributions—Refer to Note 5(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances during the first quarter of 2012 under its equity incentive plans for employees. Refer to Note 6 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of payments of common stock dividends by IPL and WPL to their parent company in the first quarter of 2012.

Short-term Debt—Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at March 31, 2012 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Status at March 31, 2012	46%	47%	45%

Refer to Note 7(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional information on short-term debt.

Long-term Debt—Refer to Note 7(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of $25 million of commercial paper outstanding at March 31, 2012 classified as long-term debt.

Off-Balance Sheet Arrangements—A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except as described below. In April 2012, Alliant Energy exercised its option under the corporate headquarters lease and purchased the building at the expiration of the lease term for $49 million. Refer to Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s sales of accounts receivable program including a recent extension through March 2014 of the purchase commitment from the third-party financial institution to which IPL sells its receivables. Refer to Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding various guarantees and indemnifications outstanding related to Alliant Energy’s prior divestiture activities, and surety bonds related to RMT’s performance obligations related to various wind and solar projects.

Certain Financial Commitments—

Contractual Obligations—A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except for the items described in Notes 7 and 11(a) of the “Combined Notes to Condensed Consolidated Financial Statements.”

OTHER MATTERS

Market Risk Sensitive Instruments and Positions—Alliant Energy’s, IPL’s and WPL’s primary market risk exposures are associated with commodity prices, investment prices and interest rates. Alliant Energy, IPL and WPL have risk management policies to monitor and assist in mitigating these market risks and use derivative instruments to manage some of the exposures. A summary of Alliant Energy’s, IPL’s and WPL’s market risks is included in the 2011 Form 10-K and such market risks have not changed materially from those reported in the 2011 Form 10-K.

Critical Accounting Policies and Estimates—A summary of Alliant Energy’s, IPL’s and WPL’s critical accounting policies and estimates is included in the 2011 Form 10-K and such policies and estimates have not changed materially from those reported in the 2011 10-K, except as described below.

Contingencies—Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimated based upon current available information. Note 11 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of contingencies assessed at March 31, 2012 including various pending legal proceedings that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities—Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable future obligations. Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and regulatory liabilities assessed at March 31, 2012 as well as material changes to Alliant Energy’s and IPL’s regulatory liabilities during the first quarter of 2012. Material changes to these regulatory liabilities during the first quarter of 2012 were largely due to IPL’s tax benefit rider, which utilized $20 million of regulatory liabilities to credit IPL’s Iowa retail electric customers’ bills in the first quarter of 2012.

Long-Lived Assets—Alliant Energy, IPL and WPL complete periodic assessments regarding the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include assets within their non-regulated operations, which are proposed to be sold or are not yet generating cash flows, and assets within their regulated operations, which may not be fully recovered from IPL’s and WPL’s customers as a result of regulatory decisions in the future. Alliant Energy’s long-lived assets within its non-regulated operations assessed in 2012 included the RMT business.

Long-Lived Assets Held for Sale—RMT—In February 2012, Alliant Energy announced plans to sell RMT in 2012. As a result, in the first quarter of 2012 Alliant Energy reclassified the RMT assets and liabilities into held for sale and its results of operations into discontinued operations. Alliant Energy performed an assessment of the carrying value of the RMT net assets held for sale as of March 31, 2012 and concluded that the forecasted selling price for the RMT business, less costs to sell, exceeded its carrying value. The forecasted selling price of RMT was estimated based upon current market information including information from recently negotiated deals in the construction industry and estimated transactional multiples from such deals. A change in the forecasted selling price could result in an impairment charge. As of March 31, 2012, the carrying value of Alliant Energy’s RMT business was approximately $8 million. If Alliant Energy concludes the sale of RMT is no longer probable, it may be required to reclassify the accounting for the RMT business from assets and liabilities held for sale and discontinued operations back to continuing operations. Refer to Note 13 of the “Combined Notes to Condensed Consolidated Financial Statements” for further information regarding the RMT business.

Unbilled Revenues—Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their amount of unbilled revenues. At March 31, 2012, unbilled revenues related to Alliant Energy’s utility operations were $111 million ($49 million at IPL and $62 million at WPL). Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of March 31, 2012 sold to a third-party financial institution related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits—Alliant Energy, IPL and WPL make assumptions and judgments periodically to estimate the obligations and costs related to their retirement plans. Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” provides additional details of pension and other postretirement benefits plans. Note 11(b) of the “Combined Notes to Condensed Consolidated Financial Statements” provides recent developments of the class action lawsuit filed against the Cash Balance Plan in 2008.

Income Taxes—Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their income tax assets, liabilities, benefits and expenses. Alliant Energy’s, IPL’s and WPL’s critical assumptions and judgments include projections of future taxable income used to determine their ability to utilize net operating loss and credit carryforwards prior to their expiration and the states in which such future taxable income will be apportioned.

Carryforward Utilization—Alliant Energy, IPL and WPL generated significant federal tax credits and federal and state net operating losses that are currently being carried forward. Based on current projections of future taxable income, Alliant Energy, IPL and WPL plan to utilize substantially all of these carryforwards prior to their expiration. Changes in assumptions regarding Alliant Energy’s, IPL’s and WPL’s future taxable income could require valuation allowances in the future resulting in a material impact on their financial condition and results of operations. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional information on federal tax credit and federal and state net operating loss carryforwards as of March 31, 2012.

State Apportionment—Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax group, including both its regulated operations and its non-regulated operations. Alliant Energy, IPL and WPL recorded $15 million, $8 million and $7 million, respectively, of income tax expense in the first quarter of 2012 due to changes in state apportionment projections caused by the planned sale of Alliant Energy’s RMT business. A significant majority of the additional income tax expense recognized from changes in state apportionment projections were recorded at IPL and WPL due to their large deferred tax liability positions at March 31, 2012. Refer to Note 4 of the “Combined Notes to Consolidated Financial Statements” for further discussion of state apportionment impacts in the first quarter of 2012.

Other Future Considerations—A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2011 Form 10-K and such considerations have not changed materially from the items reported in the 2011 Form 10-K, except as described below.

Government Incentives for Wind Projects—In December 2011, the National Defense Authorization Act (NDAA) was enacted. As a result, utilities are no longer subject to a tax normalization violation if they provide the benefits of the government grant incentive to their customers over a shorter time period than the regulatory life of the project assets. This provision of the NDAA can be applied retroactively to renewable energy projects placed into service since 2009. As a result of the enactment of NDAA, Alliant Energy, IPL and WPL evaluated their options for government incentive elections for IPL’s Whispering Willow—East wind project and WPL’s Bent Tree—Phase I wind project and currently believe they will continue with the production tax credits incentive election for those two wind projects. Alliant Energy currently expects to elect the government grant equal to 30% of the qualified cost basis of its Franklin County wind project scheduled to be completed by the end of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters—Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4.	CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2012 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of March 31, 2012.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

WPL -

Air Permitting Violation Claims—In September 2010, Sierra Club filed in the U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of Nelson Dewey and Columbia, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. In January 2012, the Court reset the trial date to Dec. 10, 2012 and scheduled a status conference for Feb. 15, 2012 to receive an update on settlement progress. At the Feb. 15, 2012 status conference, the Court reaffirmed the Dec. 10, 2012 trial date and set a pre-trial schedule that allows the parties to work toward settlement.

In September 2010, Sierra Club filed in the U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of Edgewater, which contained similar allegations regarding air permitting violations at Edgewater. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions. In February 2011, WPL responded to these claims related to Edgewater by filing with the U.S. District Court an answer denying the allegations and a motion to dismiss the allegations based on lack of jurisdiction. In December 2011, the Court stayed all discovery and scheduling deadlines for 60 days (through Feb. 15, 2012) so that the Parties may continue settlement negotiations. In February 2012, the Court extended the stay. In April 2012, WPL and Sierra Club filed a joint settlement status report requesting the Court to stay all case management deadlines and agreeing to file a settlement status report by July 15, 2012, if no consent decree is filed by that date. WPL and Sierra Club are currently engaged in settlement discussions regarding the Nelson Dewey, Columbia and Edgewater air permitting violation claims.

In 2009, the EPA sent an NOV to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP. WPL is engaged in settlement negotiations with the EPA in conjunction with the settlement negotiations with the Sierra Club discussed above.

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

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2011 Form 10-K and such risk factors have not changed materially from the items reported in the 2011 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2012 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)
Jan. 1 to Jan. 31	13,609	$42.53	—	N/A
Feb. 1 to Feb. 29	28,942	43.02	—	N/A
March 1 to March 31	1,232	42.97	—	N/A

	43,783	42.87	—

(a)	Includes 3,439, 2,712 and 669 shares of Alliant Energy common stock for Jan. 1 to Jan. 31, Feb. 1 to Feb. 29, and March 1 to March 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 10,170, 26,230 and 563 shares of Alliant Energy common stock for Jan. 1 to Jan. 31, Feb. 1 to Feb. 29, and March 1 to March 31, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under equity incentive plans.

Refer to Note 6 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of restrictions on IPL’s and WPL’s distributions to their parent company.

ITEM 6.	EXHIBITS

Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of May 2012.

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

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Quarterly Report on Form 10-Q

For the quarter ended March 31, 2012

The following Exhibits are filed herewith.

Exhibit Number	Description

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Vice President and CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Vice President and CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of March 31, 2012 and Dec. 31, 2011; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.