Form 10-Q
period 2012-06-30
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2012-08-03
CIK 52485, 107832, 352541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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
Telephone (608) 458-3311

0-4117-1	INTERSTATE POWER AND LIGHT COMPANY	42-0331370
(an Iowa corporation)
Alliant Energy Tower
Cedar Rapids, Iowa 52401
Telephone (319) 786-4411

0-337	WISCONSIN POWER AND LIGHT COMPANY	39-0714890
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608) 458-3311
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
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes ☒  No  ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of June 30, 2012:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,976,142 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

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

•	weather effects on results of utility operations including impacts of temperature changes and drought conditions in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa through 2013;

•	the impact of WPL’s retail electric and gas rate freeze in Wisconsin through 2014;

•	the state of the economy in IPL’s and WPL’s service territories and resulting implications on sales, margins and ability to collect unpaid bills;

•
developments that adversely impact Alliant Energy’s, IPL’s and WPL’s ability to implement their strategic plans, including unanticipated issues with new emission control equipment for various coal-fired generating facilities of IPL and WPL, WPL’s purchase of the Riverside Energy Center (Riverside), IPL’s construction of a new natural gas-fired electric generating facility in Iowa, IPL’s new purchased power agreement (PPA) with NextEra Energy Resources, LLC (NER), Alliant Energy Resources, LLC’s (Resources’) construction of and selling price of the electricity output from its new 100 megawatt (MW) Franklin County wind project, and the potential decommissioning of certain generating facilities of IPL and WPL;

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

•	the impact of changes to governmental incentive elections for wind projects;

•	the ability to find a purchaser for RMT, Inc. (RMT), to successfully negotiate a purchase agreement and to close the sale of RMT;

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

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

•
factors listed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A Risk Factors in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended December 31, 2011 (2011 Form 10-K).

Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$612.6	$620.5	$1,185.0	$1,240.8
Gas	50.0	67.1	217.1	296.1
Other	13.8	13.3	27.5	30.0
Non-regulated	13.9	11.6	26.4	22.8
Total operating revenues	690.3	712.5	1,456.0	1,589.7
Operating expenses:
Utility:
Electric production fuel and energy purchases	168.9	180.7	328.8	374.7
Purchased electric capacity	70.7	67.2	132.2	125.0
Electric transmission service	79.4	80.1	160.8	153.7
Cost of gas sold	18.6	34.8	123.4	191.2
Other operation and maintenance	137.9	168.9	287.9	329.5
Non-regulated operation and maintenance	0.7	4.0	4.9	8.6
Depreciation and amortization	80.8	81.5	163.8	159.3
Taxes other than income taxes	24.5	24.7	49.8	49.8
Total operating expenses	581.5	641.9	1,251.6	1,391.8
Operating income	108.8	70.6	204.4	197.9
Interest expense and other:
Interest expense	38.6	40.4	77.5	80.9
Equity income from unconsolidated investments, net	(10.6)	(9.6)	(20.0)	(19.5)
Allowance for funds used during construction	(4.8)	(2.7)	(8.6)	(5.8)
Interest income and other	(0.6)	(0.8)	(1.7)	(1.6)
Total interest expense and other	22.6	27.3	47.2	54.0
Income from continuing operations before income taxes	86.2	43.3	157.2	143.9
Income tax expense (benefit)	16.8	(11.2)	44.5	11.2
Income from continuing operations, net of tax	69.4	54.5	112.7	132.7
Income (loss) from discontinued operations, net of tax	0.4	0.8	(4.0)	2.3
Net income	69.8	55.3	108.7	135.0
Preferred dividend requirements of subsidiaries	3.9	4.2	7.9	10.4
Net income attributable to Alliant Energy common shareowners	$65.9	$51.1	$100.8	$124.6
Weighted average number of common shares outstanding (basic) (000s)	110,756	110,624	110,736	110,596
Weighted average number of common shares outstanding (diluted) (000s)	110,769	110,677	110,755	110,654
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$0.60	$0.45	$0.95	$1.11
Income (loss) from discontinued operations, net of tax	—	0.01	(0.04)	0.02
Net income	$0.60	$0.46	$0.91	$1.13
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$65.5	$50.3	$104.8	$122.3
Income (loss) from discontinued operations, net of tax	0.4	0.8	(4.0)	2.3
Net income attributable to Alliant Energy common shareowners	$65.9	$51.1	$100.8	$124.6
Dividends declared per common share	$0.45	$0.425	$0.90	$0.85

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$8,278.1	$8,165.4
Gas plant in service	860.1	852.9
Other plant in service	514.2	510.1
Accumulated depreciation	(3,298.9)	(3,206.0)
Net plant	6,353.5	6,322.4
Construction work in progress:
Edgewater Generating Station Unit 5 emission controls (Wisconsin Power and Light Company)	104.0	77.7
Columbia Energy Center Units 1 and 2 emission controls (Wisconsin Power and Light Company)	54.4	9.0
Other	219.9	170.5
Other, less accumulated depreciation	21.5	34.9
Total utility	6,753.3	6,614.5
Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	302.4	270.6
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	192.3	148.2
Total non-regulated and other	494.7	418.8
Total property, plant and equipment	7,248.0	7,033.3
Current assets:
Cash and cash equivalents	30.8	11.4
Accounts receivable:
Customer, less allowance for doubtful accounts	81.7	88.1
Unbilled utility revenues	76.8	75.1
Other, less allowance for doubtful accounts	147.3	114.9
Income tax refunds receivable	29.7	39.1
Production fuel, at weighted average cost	116.7	101.9
Materials and supplies, at weighted average cost	61.1	58.5
Gas stored underground, at weighted average cost	28.0	57.7
Regulatory assets	98.9	103.6
Derivative assets	40.7	12.7
Prepaid gross receipts tax	37.3	40.2
Deferred income tax assets	82.9	22.8
Assets held for sale	53.6	119.6
Prepayments and other	34.9	25.0
Total current assets	920.4	870.6
Investments:
Investment in American Transmission Company LLC	247.0	238.8
Other	61.4	61.9
Total investments	308.4	300.7
Other assets:
Regulatory assets	1,380.6	1,391.4
Deferred charges and other	76.8	91.9
Total other assets	1,457.4	1,483.3
Total assets	$9,934.2	$9,687.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30, 2012	December 31, 2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,976,142 and 111,018,821 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,511.1	1,510.8
Retained earnings	1,511.3	1,510.2
Accumulated other comprehensive loss	(0.8)	(0.8)
Shares in deferred compensation trust - 255,319 and 262,735 shares at a weighted average cost of $32.37 and $31.68 per share	(8.3)	(8.3)
Total Alliant Energy Corporation common equity	3,014.4	3,013.0
Cumulative preferred stock of Interstate Power and Light Company	145.1	145.1
Noncontrolling interest	1.8	1.8
Total equity	3,161.3	3,159.9
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,752.8	2,703.1
Total capitalization	5,974.1	5,923.0
Current liabilities:
Current maturities of long-term debt	1.4	1.4
Commercial paper	162.8	102.8
Accounts payable	337.6	267.8
Regulatory liabilities	149.9	164.7
Accrued taxes	46.3	46.9
Accrued interest	46.6	46.6
Derivative liabilities	48.4	55.9
Liabilities held for sale	70.9	62.1
Other	93.4	107.0
Total current liabilities	957.3	855.2
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,736.1	1,592.2
Regulatory liabilities	711.7	745.4
Pension and other benefit obligations	309.9	312.7
Other	245.1	259.4
Total long-term liabilities and deferred credits	3,002.8	2,909.7
Total capitalization and liabilities	$9,934.2	$9,687.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$108.7	$135.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	164.3	161.0
Other amortizations	27.6	28.3
Deferred tax expense (benefit) and investment tax credits	56.3	(25.5)
Equity income from unconsolidated investments, net	(20.0)	(19.5)
Distributions from equity method investments	16.8	15.9
Other	(7.6)	16.7
Other changes in assets and liabilities:
Accounts receivable	54.0	27.8
Sales of accounts receivable	(27.0)	55.0
Regulatory assets	(19.6)	(110.3)
Deferred income tax assets	(60.1)	(1.1)
Regulatory liabilities	(43.5)	165.9
Deferred income tax liabilities	86.8	70.8
Pension and other benefit obligations	(2.8)	(62.0)
Other	5.3	8.8
Net cash flows from operating activities	339.2	466.8
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(247.3)	(338.1)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(75.1)	(20.6)
Other	0.6	17.6
Net cash flows used for investing activities	(321.8)	(341.1)
Cash flows from (used for) financing activities:
Common stock dividends	(99.7)	(94.2)
Preferred dividends paid by subsidiaries	(7.9)	(8.9)
Payments to redeem cumulative preferred stock of IPL	—	(40.0)
Net change in commercial paper	110.0	(47.4)
Other	(0.4)	(17.4)
Net cash flows from (used for) financing activities	2.0	(207.9)
Net increase (decrease) in cash and cash equivalents	19.4	(82.2)
Cash and cash equivalents at beginning of period	11.4	159.3
Cash and cash equivalents at end of period	$30.8	$77.1
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$77.4	$80.2
Income taxes, net of refunds	($0.9)	($3.0)
Significant noncash investing and financing activities:
Accrued capital expenditures	$100.3	$43.3

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating revenues:
Electric utility	$321.0	$323.9	$614.1	$654.1
Gas utility	26.8	38.7	119.6	170.6
Steam and other	12.9	11.5	25.7	26.9
Total operating revenues	360.7	374.1	759.4	851.6
Operating expenses:
Electric production fuel and energy purchases	82.0	87.4	156.1	184.2
Purchased electric capacity	36.0	34.6	77.0	73.9
Electric transmission service	52.9	54.0	108.4	101.9
Cost of gas sold	10.3	20.9	67.6	113.5
Other operation and maintenance	83.8	100.5	170.7	197.2
Depreciation and amortization	47.1	45.0	93.8	88.9
Taxes other than income taxes	13.2	13.2	26.5	26.4
Total operating expenses	325.3	355.6	700.1	786.0
Operating income	35.4	18.5	59.3	65.6
Interest expense and other:
Interest expense	19.6	19.8	39.3	39.7
Allowance for funds used during construction	(1.7)	(1.6)	(3.2)	(3.0)
Interest income and other	—	—	(0.2)	(0.2)
Total interest expense and other	17.9	18.2	35.9	36.5
Income before income taxes	17.5	0.3	23.4	29.1
Income tax expense (benefit)	(2.1)	(0.7)	5.3	1.0
Net income	19.6	1.0	18.1	28.1
Preferred dividend requirements	3.0	3.3	6.2	8.7
Earnings available (loss) for common stock	$16.6	($2.3)	$11.9	$19.4
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$4,736.5	$4,684.0
Gas plant in service	431.1	428.2
Steam plant in service	34.9	34.9
Other plant in service	251.8	246.4
Accumulated depreciation	(1,876.2)	(1,833.8)
Net plant	3,578.1	3,559.7
Construction work in progress	144.5	96.6
Other, less accumulated depreciation	19.7	19.8
Total property, plant and equipment	3,742.3	3,676.1
Current assets:
Cash and cash equivalents	2.8	2.1
Accounts receivable, less allowance for doubtful accounts	102.4	75.2
Income tax refunds receivable	16.3	28.4
Production fuel, at weighted average cost	75.9	67.7
Materials and supplies, at weighted average cost	32.8	31.5
Gas stored underground, at weighted average cost	7.9	25.5
Regulatory assets	60.1	59.0
Derivative assets	29.8	9.2
Deferred income tax assets	34.9	13.5
Prepayments and other	11.3	11.0
Total current assets	374.2	323.1
Investments	17.0	16.8
Other assets:
Regulatory assets	1,050.3	1,058.3
Deferred charges and other	17.7	19.2
Total other assets	1,068.0	1,077.5
Total assets	$5,201.5	$5,093.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30, 2012	December 31, 2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	977.8	927.7
Retained earnings	384.4	433.3
Total Interstate Power and Light Company common equity	1,395.6	1,394.4
Cumulative preferred stock	145.1	145.1
Total equity	1,540.7	1,539.5
Long-term debt, net	1,359.3	1,309.0
Total capitalization	2,900.0	2,848.5
Current liabilities:
Commercial paper	15.4	7.1
Accounts payable	171.8	118.2
Accounts payable to associated companies	33.7	36.7
Regulatory liabilities	100.9	137.1
Accrued taxes	67.2	43.8
Accrued interest	22.8	22.8
Derivative liabilities	23.2	24.5
Other	31.8	32.3
Total current liabilities	466.8	422.5
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	992.6	936.9
Regulatory liabilities	555.0	584.2
Pension and other benefit obligations	100.4	101.9
Other	186.7	199.5
Total other long-term liabilities and deferred credits	1,834.7	1,822.5
Total capitalization and liabilities	$5,201.5	$5,093.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$18.1	$28.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	93.8	88.9
Deferred tax expense (benefit) and investment tax credits	8.2	(41.4)
Other	1.8	15.4
Other changes in assets and liabilities:
Accounts receivable	(0.5)	35.1
Sales of accounts receivable	(27.0)	55.0
Regulatory assets	(12.1)	(133.3)
Deferred income tax assets	(21.4)	1.1
Derivative assets	(20.9)	(8.3)
Regulatory liabilities	(61.5)	158.0
Accrued taxes	23.4	(5.0)
Deferred income tax liabilities	47.1	65.8
Pension and other benefit obligations	(1.5)	(35.3)
Other	28.9	20.8
Net cash flows from operating activities	76.4	244.9
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(109.9)	(163.5)
Proceeds from sale of wind project assets to affiliate	—	115.3
Other	(10.4)	(11.7)
Net cash flows used for investing activities	(120.3)	(59.9)
Cash flows from (used for) financing activities:
Common stock dividends	(60.8)	(43.7)
Preferred stock dividends	(6.2)	(7.2)
Capital contributions from parent	50.0	—
Repayment of capital to parent	—	(71.0)
Payments to redeem cumulative preferred stock	—	(40.0)
Net change in commercial paper	58.3	—
Other	3.3	(7.8)
Net cash flows from (used for) financing activities	44.6	(169.7)
Net increase in cash and cash equivalents	0.7	15.3
Cash and cash equivalents at beginning of period	2.1	5.7
Cash and cash equivalents at end of period	$2.8	$21.0
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$39.2	$39.0
Income taxes, net of refunds	($15.4)	$15.5
Significant noncash investing and financing activities:
Accrued capital expenditures	$61.1	$19.1

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating revenues:
Electric utility	$291.6	$296.6	$570.9	$586.7
Gas utility	23.2	28.4	97.5	125.5
Other	0.9	1.8	1.8	3.1
Total operating revenues	315.7	326.8	670.2	715.3
Operating expenses:
Electric production fuel and energy purchases	86.9	93.3	172.7	190.5
Purchased electric capacity	34.7	32.6	55.2	51.1
Electric transmission service	26.5	26.1	52.4	51.8
Cost of gas sold	8.3	13.9	55.8	77.7
Other operation and maintenance	54.1	68.4	117.2	132.3
Depreciation and amortization	33.2	36.1	69.0	69.5
Taxes other than income taxes	10.5	10.9	21.8	22.1
Total operating expenses	254.2	281.3	544.1	595.0
Operating income	61.5	45.5	126.1	120.3
Interest expense and other:
Interest expense	19.9	20.0	39.9	40.1
Equity income from unconsolidated investments	(10.6)	(9.7)	(20.7)	(19.1)
Allowance for funds used during construction	(3.1)	(1.1)	(5.4)	(2.8)
Interest income and other	0.1	—	—	—
Total interest expense and other	6.3	9.2	13.8	18.2
Income before income taxes	55.2	36.3	112.3	102.1
Income taxes	19.1	11.3	44.3	32.7
Net income	36.1	25.0	68.0	69.4
Preferred dividend requirements	0.9	0.9	1.7	1.7
Earnings available for common stock	$35.2	$24.1	$66.3	$67.7
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$3,541.6	$3,481.4
Gas plant in service	429.0	424.7
Other plant in service	227.5	228.8
Accumulated depreciation	(1,422.7)	(1,372.2)
Net plant	2,775.4	2,762.7
Leased Sheboygan Falls Energy Facility, less accumulated amortization	80.1	83.2
Construction work in progress:
Edgewater Generating Station Unit 5 emission controls	104.0	77.7
Columbia Energy Center Units 1 and 2 emission controls	54.4	9.0
Other	75.4	73.9
Other, less accumulated depreciation	1.8	15.1
Total property, plant and equipment	3,091.1	3,021.6
Current assets:
Cash and cash equivalents	2.5	2.7
Accounts receivable:
Customer, less allowance for doubtful accounts	72.3	76.2
Unbilled utility revenues	76.8	75.1
Other, less allowance for doubtful accounts	37.8	38.2
Production fuel, at weighted average cost	40.8	34.2
Materials and supplies, at weighted average cost	26.6	25.7
Gas stored underground, at weighted average cost	20.1	32.2
Regulatory assets	38.8	44.6
Prepaid gross receipts tax	37.3	40.2
Derivative assets	10.9	3.5
Deferred income tax assets	43.9	6.0
Prepayments and other	25.9	7.4
Total current assets	433.7	386.0
Investments:
Investment in American Transmission Company LLC	247.0	238.8
Other	19.8	19.8
Total investments	266.8	258.6
Other assets:
Regulatory assets	330.3	333.1
Deferred charges and other	34.2	44.7
Total other assets	364.5	377.8
Total assets	$4,156.1	$4,044.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30, 2012	December 31, 2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	869.2	869.0
Retained earnings	517.5	507.2
Total Wisconsin Power and Light Company common equity	1,452.9	1,442.4
Cumulative preferred stock	60.0	60.0
Long-term debt, net	1,082.3	1,082.2
Total capitalization	2,595.2	2,584.6
Current liabilities:
Commercial paper	35.6	25.7
Accounts payable	106.4	98.5
Accounts payable to associated companies	15.0	20.5
Regulatory liabilities	49.0	27.6
Accrued interest	21.6	21.6
Derivative liabilities	25.2	31.4
Other	33.5	32.3
Total current liabilities	286.3	257.6
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	754.5	672.5
Regulatory liabilities	156.7	161.2
Capital lease obligations - Sheboygan Falls Energy Facility	101.3	103.3
Pension and other benefit obligations	127.1	128.0
Other	135.0	136.8
Total long-term liabilities and deferred credits	1,274.6	1,201.8
Total capitalization and liabilities	$4,156.1	$4,044.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$68.0	$69.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	69.0	69.5
Other amortizations	21.8	21.2
Deferred tax expense and investment tax credits	43.3	34.3
Equity income from unconsolidated investments	(20.7)	(19.1)
Distributions from equity method investments	16.8	15.9
Other	(6.5)	8.1
Other changes in assets and liabilities:
Accounts receivable	8.4	19.9
Income tax refunds receivable	(10.9)	33.7
Regulatory assets	(7.5)	23.0
Deferred income tax assets	(37.9)	2.2
Deferred income tax liabilities	38.1	1.0
Other	—	(8.6)
Net cash flows from operating activities	181.9	270.5
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(137.4)	(174.6)
Other	4.0	3.3
Net cash flows used for investing activities	(133.4)	(171.3)
Cash flows used for financing activities:
Common stock dividends	(56.0)	(55.5)
Preferred stock dividends	(1.7)	(1.7)
Capital contributions from parent	—	25.0
Net change in commercial paper	9.9	(47.4)
Other	(0.9)	(6.5)
Net cash flows used for financing activities	(48.7)	(86.1)
Net increase (decrease) in cash and cash equivalents	(0.2)	13.1
Cash and cash equivalents at beginning of period	2.7	0.1
Cash and cash equivalents at end of period	$2.5	$13.2
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$40.0	$40.0
Income taxes, net of refunds	$15.8	($35.8)
Significant noncash investing and financing activities:
Accrued capital expenditures	$20.8	$16.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy, IPL and WPL, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Alliant Energy’s condensed consolidated financial statements include the accounts of Alliant Energy and its consolidated subsidiaries (including IPL, WPL, Resources and Alliant Energy Corporate Services, Inc. (Corporate Services)). IPL’s condensed consolidated financial statements include the accounts of IPL and its consolidated subsidiary. WPL’s condensed consolidated financial statements include the accounts of WPL and its consolidated subsidiaries. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2012 and 2011, the condensed consolidated financial position at June 30, 2012 and December 31, 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 have been made. Results for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s respective financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

(b) Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Tax-related	$652.8	$634.7	$630.8	$614.6	$22.0	$20.1
Pension and other postretirement benefits costs	502.8	514.1	260.0	264.9	242.8	249.2
Derivatives	64.2	77.7	28.8	33.5	35.4	44.2
Asset retirement obligations	58.0	65.9	39.6	48.7	18.4	17.2
Environmental-related costs	37.1	38.9	32.2	32.2	4.9	6.7
Emission allowances	30.0	30.0	30.0	30.0	—	—
IPL’s electric transmission service costs	20.8	24.9	20.8	24.9	—	—
Debt redemption costs	20.8	21.8	14.3	15.1	6.5	6.7
Proposed base-load projects costs	17.8	21.5	12.7	15.3	5.1	6.2
Other	75.2	65.5	41.2	38.1	34.0	27.4
	$1,479.5	$1,495.0	$1,110.4	$1,117.3	$369.1	$377.7

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Cost of removal obligations	$406.8	$404.9	$265.0	$261.9	$141.8	$143.0
IPL’s tax benefit rider	309.1	349.6	309.1	349.6	—	—
Energy conservation cost recovery	43.5	29.6	7.8	4.7	35.7	24.9
IPL’s electric transmission assets sale	38.0	45.1	38.0	45.1	—	—
Commodity cost recovery	5.4	23.8	0.5	23.2	4.9	0.6
Other	58.8	57.1	35.5	36.8	23.3	20.3
	$861.6	$910.1	$655.9	$721.3	$205.7	$188.8

Proposed base-load projects costs - The Minnesota Public Utilities Commission’s (MPUC’s) June 2011 oral decision related to IPL’s 2009 test year Minnesota retail electric rate case authorized IPL to recover $2 million of previously incurred plant cancellation costs for its proposed base-load project referred to as Sutherland #4. As a result, Alliant Energy and IPL recorded a $2 million increase to regulatory assets, and a $2 million credit to “Utility - Other operation and maintenance” in their Condensed Consolidated Statements of Income in the second quarter of 2011.

IPL’s tax benefit rider - Alliant Energy’s and IPL’s “IPL’s tax benefit rider” regulatory liabilities in the above table decreased primarily due to $40 million of regulatory liabilities used to credit IPL’s Iowa retail electric customers’ bills during the six months ended June 30, 2012. Refer to Note 2 for discussion of a proposed tax benefit rider for IPL’s Iowa retail gas customers and Note 4 for additional details regarding the tax benefit rider for IPL’s Iowa retail electric customers.

IPL’s electric transmission assets sale - Based on the MPUC’s June 2011 oral decision related to IPL’s 2009 test year Minnesota retail electric rate case, IPL was ordered to refund a higher amount of the gain realized from the sale of its electric transmission assets in 2007 to its Minnesota retail electric customers than originally estimated. As a result, Alliant Energy and IPL recorded a $5 million increase to regulatory liabilities, and a $5 million charge to “Utility - Other operation and maintenance” in their Condensed Consolidated Statements of Income in the second quarter of 2011 based on an estimate of the additional amount that is probable of being refunded.

Other - Based on an assessment completed in the second quarter of 2011, Alliant Energy, IPL and WPL recognized impairment charges of $6 million, $1 million and $5 million, respectively, for regulatory assets that were no longer probable of future recovery. The regulatory asset impairment charges were recorded by Alliant Energy, IPL and WPL as reductions in regulatory assets, and charges to “Utility - Other operation and maintenance” in their Condensed Consolidated Statements of Income in the second quarter of 2011.

Based on the Public Service Commission of Wisconsin’s (PSCW’s) July 2012 order related to WPL’s 2013/2014 test period Wisconsin retail electric and gas rate case, WPL was authorized to recover previously incurred costs associated with the acquisition of a 25% ownership interest in Edgewater Unit 5 and proposed clean air compliance plan projects. As a result, Alliant Energy and WPL recorded a $5 million increase to “Regulatory assets” on their Condensed Consolidated Balance Sheets and a $5 million credit to “Utility - Other operation and maintenance” in their Condensed Consolidated Statements of Income in the second quarter of 2012.

(c) Utility Property, Plant and Equipment -
WPL’s Edgewater Unit 5 Emission Controls Project - WPL is currently installing a selective catalytic reduction (SCR) system at Edgewater Unit 5 to reduce nitrogen oxide (NOx) emissions at the generating facility. Construction began in the third quarter of 2010 and is expected to be completed by the end of 2012. The SCR is expected to help meet requirements under the Wisconsin Reasonably Available Control Technology (RACT) Rule, which require additional NOx emission reductions at Edgewater by May 2013. As of June 30, 2012, WPL recorded capitalized expenditures of $98 million and allowance for funds used during construction (AFUDC) of $6 million for the SCR system in “Construction work in progress - Edgewater Generating Station Unit 5 emission controls” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

WPL’s Columbia Units 1 and 2 Emission Controls Project - WPL is currently installing scrubbers and baghouses at Columbia Units 1 and 2 to reduce sulfur dioxide (SO2) and mercury emissions at the generating facility. Construction began in the first quarter of 2012 and is expected to be completed in 2014. The scrubbers and baghouses are expected to help meet requirements under the Clean Air Interstate Rule (CAIR), the Cross-State Air Pollution Rule (CSAPR) or some alternative to these rules that may be implemented, the Utility Maximum Achievable Control Technology (MACT) Rule and the Wisconsin State Mercury Rule. As of June 30, 2012, WPL recorded capitalized expenditures of $53 million and AFUDC of $1 million for the scrubbers and baghouses in “Construction work in progress - Columbia Energy Center Units 1 and 2 emission controls” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

Franklin County Wind Project - In 2008, Alliant Energy entered into a master supply agreement with Vestas-American Wind Technology, Inc. (Vestas) to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 400 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow - East and WPL’s Bent Tree - Phase I wind projects. In the second quarter of 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment at Resources to build the Franklin County wind project. In the second quarter of 2011, IPL sold the assets for this wind project to Resources for $115.3 million, which represented IPL’s book value for progress payments to date for the 100 MW of wind turbine generator sets and related equipment and land rights in Franklin County, Iowa. In addition, Resources assumed the remaining progress payments to Vestas for the 100 MW of wind turbine generator sets and related equipment. The proceeds received by IPL were recorded in investing activities in IPL’s Condensed Consolidated Statement of Cash Flows in the second quarter of 2011. Refer to Note 1(d) for further discussion of the Franklin County wind project.

IPL’s Whispering Willow - East Wind Project - In 2011, IPL received an order from the MPUC approving a temporary recovery rate for the Minnesota retail portion of its Whispering Willow - East wind project construction costs. In its order, the MPUC did not conclude on the prudence of these project costs. The prudence of these project costs and the final recovery rate for these costs will be addressed in a separate proceeding that is expected to be completed in 2013. The initial recovery rate approved by the MPUC is below the amount required by IPL to recover the Minnesota retail portion of its total project costs. Based on its interpretation of the order, IPL currently believes that it is probable it will not be allowed to recover the entire Minnesota retail portion of its project costs. IPL currently believes the most likely outcome of the final rate proceeding will result in the MPUC effectively disallowing recovery of approximately $8 million of project costs out of a total of approximately $30 million of project costs allocated to the Minnesota retail jurisdiction. As a result, IPL recognized an $8 million impairment related to this probable disallowance, which was recorded as a reduction to electric plant in service and a charge to “Utility - Other operation and maintenance” in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Income in the second quarter of 2011. This amount is subject to change until the MPUC determines the final recovery rate for these project costs.

Wind Site in Green Lake and Fond du Lac Counties in Wisconsin - In 2009, WPL purchased development rights to an approximate 100 MW wind site in Green Lake and Fond du Lac Counties in Wisconsin. Due to events in the first quarter of 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to sell or effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in the first quarter of 2011 for the amount of capitalized costs incurred for this site. The impairment was recorded as a reduction in other utility property, plant and equipment, and a charge to “Utility - Other operation and maintenance” in Alliant Energy’s and WPL’s Condensed Consolidated Statements of Income in the first half of 2011.

Depreciation - In May 2012, the PSCW issued an order approving the implementation of updated depreciation rates for WPL as a result of a recently completed depreciation study. The updated depreciation rates will be effective January 1, 2013 for all assets other than Riverside. WPL’s depreciation rates for Riverside will be effective on the purchase date of Riverside. WPL estimates the new average rates of depreciation for its electric generation, electric distribution and gas properties will be approximately 3.6%, 2.7% and 2.5%, respectively, during 2013.

(d) Non-regulated and Other Property, Plant and Equipment - As of June 30, 2012, Alliant Energy recorded capitalized expenditures of $183 million and capitalized interest of $6 million in “Non-regulated Generation property, plant and equipment” on Alliant Energy’s Condensed Consolidated Balance Sheet related to Resources’ Franklin County wind project. Refer to Note 1(c) for further discussion of the Franklin County wind project.

In April 2012, Alliant Energy exercised its option under the corporate headquarters lease and purchased the building at the expiration of the lease term for $48 million.

(e) Comprehensive Income (Loss) - For the three and six months ended June 30, 2012 and 2011, Alliant Energy’s other comprehensive income was not material; therefore, its comprehensive income was substantially equal to its net income for such periods. For the three and six months ended June 30, 2012 and 2011, IPL and WPL had no other comprehensive income; therefore their comprehensive income (loss) was equal to their earnings available (loss) for common stock for such periods.

(f) Cash Flows Presentation - Alliant Energy reports cash flows from continuing operations together with cash flows from discontinued operations in its Condensed Consolidated Statements of Cash Flows. Refer to Note 13 for details of cash flows from discontinued operations.

(2) UTILITY RATE CASES
WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In May 2012, WPL filed a retail base rate filing based on a forward-looking test period that includes 2013 and 2014. The filing requested approval for WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The filing also requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2014. Recovery of the costs for the planned acquisition of Riverside, the SCR project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 are included in the request. The recovery of the costs for these capital projects are offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of changes in the amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. In July 2012, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. Refer to Note 1(b) for details of increases to “Regulatory assets” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets and regulatory-related credits to “Utility - Other operation and maintenance” in Alliant Energy’s and WPL’s Condensed Consolidated Statements of Income in the second quarter of 2012 as a result of the PSCW’s order authorizing WPL to recover previously incurred costs associated with the acquisition of a 25% interest in Edgewater Unit 5 and proposed clean air compliance plan projects.

IPL’s Iowa Retail Gas Rate Case (2011 Test Year) - In May 2012, IPL filed a request with the Iowa Utilities Board (IUB) to increase annual rates for its Iowa retail gas customers by $15 million, or approximately 6%. The request was based on a 2011 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital investments since IPL’s last Iowa retail gas rate case filed in 2005. IPL’s request included a proposal to utilize regulatory liabilities to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. IPL is proposing to reduce customer bills utilizing a tax benefit rider over a three-year period by approximately $36 million in aggregate. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012, without regulatory review and subject to refund pending determination of final rates from the request.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission control projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010. In November 2011, IPL received an order from the MPUC authorizing a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the temporary renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. Refer to Note 1(b) for discussion of changes to regulatory assets and regulatory liabilities in the second quarter of 2011 based on the MPUC’s decisions to provide IPL’s retail electric customers in Minnesota additional refunds from the gain on the sale of electric transmission assets in 2007 and to provide IPL recovery of $2 million of previously incurred costs for Sutherland #4. Refer to Note 1(c) for discussion of an impairment recognized in second quarter of 2011 based on the MPUC’s decision regarding the recovery of IPL’s Whispering Willow - East wind project costs.

WPL’s Retail Fuel-related Rate Case (2013 Test Year) - In June 2012, WPL filed a request with the PSCW to decrease annual rates for WPL’s retail electric customers by $25 million, or approximately 2%, to reflect anticipated decreases in retail electric production fuel and energy purchases costs (fuel-related costs) in 2013. Any rate changes granted from this request are expected to be effective on January 1, 2013.

WPL’s Retail Fuel-related Rate Case (2012 Test Year) - In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million related to expected changes in retail fuel-related costs for 2012. The December 2011 order also required WPL to defer direct CSAPR compliance costs that are not included in the fuel monitoring level and set a zero percent tolerance band for the CSAPR-related deferral. The 2012 fuel-related costs, excluding deferred CSAPR compliance costs, will be monitored using an annual bandwidth of plus or minus 2%. The retail electric rate increase granted from this request was effective January 1, 2012. Retail fuel-related costs incurred by WPL for the period from January 2012 through June 2012 were lower than retail fuel-related costs used to determine rates. WPL currently projects that its retail fuel-related costs for the 2012 calendar year will remain lower than the approved fuel monitoring level by more than the 2% bandwidth resulting in future refunds anticipated to be paid to WPL’s retail electric customers. As of June 30, 2012, Alliant Energy and WPL recorded $4 million in “Regulatory liabilities” on their Condensed Consolidated Balance Sheets for refunds anticipated to be paid to WPL’s retail electric customers. Subsequent to the PSCW order issued in December 2011, the U.S. Court of Appeals for the D.C. Circuit stayed the implementation of CSAPR and as a result, CAIR remains effective. Alliant Energy and WPL are currently unable to predict the final outcome of the CSAPR stay and its impact on their financial condition or results of operations.

(3) RECEIVABLES
Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. In March 2012, IPL extended through March 2014 the purchase commitment from the third-party financial institution to which it sells its receivables. In exchange for the receivables sold, IPL receives cash proceeds from the third-party financial institution (based on seasonal limits up to $180 million including $150 million as of June 30, 2012), and deferred proceeds recorded in “Accounts receivable” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

As of June 30, 2012 and December 31, 2011, IPL sold $196.2 million and $195.3 million aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2012	2011	2012	2011
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$150.0	$140.0	$160.0	$140.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	135.1	124.7	139.0	108.2
Costs incurred	0.3	0.4	0.7	0.8

The attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

	June 30, 2012	December 31, 2011
Customer accounts receivable	$97.1	$122.4
Unbilled utility revenues	77.4	65.4
Other receivables	21.7	7.5
Receivables sold	196.2	195.3
Less: cash proceeds (a)	113.0	140.0
Deferred proceeds	83.2	55.3
Less: allowance for doubtful accounts	1.5	1.6
Fair value of deferred proceeds	$81.7	$53.7
Outstanding receivables past due	$12.4	$15.9

(a)
Changes in cash proceeds for the six months ended June 30, 2012 are recorded in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Cash Flows.

Additional attributes of IPL’s receivables sold under the Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2012	2011	2012	2011
Collections reinvested in receivables	$369.5	$410.2	$811.8	$885.5
Credit losses, net of recoveries	2.2	2.4	4.3	4.5

(4) INCOME TAXES
Income Tax Rates - The provision for income taxes for earnings from continuing operations is based on an estimated annual effective income tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective income tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to effects of enacted tax legislation, utility rate-making, including the tax benefit rider, tax credits, state income taxes and certain non-deductible expenses. Changes in state apportionment rates caused by the planned sale of Alliant Energy’s RMT business also impacted the effective income tax rates for the six months ended June 30, 2012 for Alliant Energy, IPL and WPL. The effective income tax rates shown in the following table for the three and six months ended June 30 were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Three Months		Six Months
	2012	2011	2012	2011
Alliant Energy	19.5%	(25.9%)	28.3%	7.8%
IPL	(12.0%)	(233.3%)	22.6%	3.4%
WPL	34.6%	31.1%	39.4%	32.0%

State Apportionment - Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the condensed consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax group, including both its regulated operations and its non-regulated operations. In the first quarter of 2012, Alliant Energy, IPL and WPL recorded $15.2 million, $8.1 million and $7.0 million, respectively, of deferred income tax expense due to changes in state apportionment projections caused by the planned sale of Alliant Energy’s RMT business. These income tax expense amounts recognized in the first quarter of 2012 increased Alliant Energy’s, IPL’s and WPL’s effective income tax rates for continuing operations for the six months ended June 30, 2012 by 9.7%, 34.6% and 6.2%, respectively.

IPL’s Tax Benefit Rider - In January 2011, the IUB approved a tax benefit rider proposed by IPL, which utilizes tax-related regulatory liabilities to credit bills of Iowa retail electric customers beginning in February 2011 to help offset the impact of recent rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs, mixed service costs and allocation of insurance proceeds from the floods in 2008. Alliant Energy’s and IPL’s effective income tax rates for the three and six months ended June 30, 2012 and 2011 include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the tax benefit rider. Tax benefit rider-related regulatory liabilities of $20 million and $40 million for the three and six months ended June 30, 2012, and $17 million and $24 million for the three and six months ended June 30, 2011, respectively, were used to credit IPL’s Iowa retail electric customers’ bills. The tax impacts of the tax benefit rider are currently expected to decrease Alliant Energy’s and IPL’s 2012 annual effective income tax rates for continuing operations by 11.9% and 35.5%, respectively. The tax impacts of the tax benefit rider decreased Alliant Energy’s effective income tax rates for continuing operations by 7.8% and 8.6% for the three and six months ended June 30, 2011, respectively, and decreased IPL’s effective income tax rates by 21.9% for the six months ended June 30, 2011. The impacts of the tax benefit rider on the effective tax rate for the three months ended June 30, 2011 for IPL is not meaningful given the impact of IPL’s low income before income taxes for such period.

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

	Three Months		Six Months
	2012	2011	2012	2011
Cedar Ridge (WPL)	$1.0	$1.1	$2.3	$2.6
Bent Tree - Phase I (WPL)	2.7	2.8	4.2	5.3
Subtotal (WPL)	3.7	3.9	6.5	7.9
Whispering Willow - East (IPL)	3.1	3.6	6.7	6.4
	$6.8	$7.5	$13.2	$14.3

Wisconsin Tax Legislation - In June 2011, the 2011 Wisconsin Act 32 (Act 32) was enacted. The most significant provision of Act 32 for Alliant Energy authorizes combined groups to share net operating loss carryforwards that were incurred by group members prior to January 1, 2009 and utilize these shared net operating losses over 20 years beginning after December 31, 2011. Based on this provision of Act 32, Alliant Energy anticipated its Wisconsin combined group will be able to fully utilize $368 million of Wisconsin net operating losses incurred by Alliant Energy and Resources prior to January 1, 2009 to offset future taxable income and therefore reversed previously recorded deferred tax asset valuation allowances related to state net operating loss carryforwards of $19 million in the second quarter of 2011. The income tax benefits recognized in the second quarter of 2011 from Act 32 decreased Alliant Energy’s effective income tax rates for continuing operations by 43.7% and 13.1% for the second quarter and first half of 2011, respectively.

Deferred Tax Assets and Liabilities - For the six months ended June 30, 2012, Alliant Energy’s, IPL’s and WPL’s current deferred tax assets increased $60.1 million, $21.4 million and $37.9 million, respectively, and Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities increased $143.9 million, $55.7 million and $82.0 million, respectively. These increases were primarily due to a transfer of deferred tax assets from non-current to current caused by an increase in the amount of federal and state net operating loss carryforwards expected to be utilized during the next 12 months. The increase in non-current deferred tax liabilities was also due to property-related temporary differences recorded during the six months ended June 30, 2012 from bonus depreciation deductions available in 2012.

Bonus Depreciation Deductions - In 2010, the Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL are related to the extension of bonus depreciation deductions for certain expenditures for property that are placed in service through December 31, 2012. Based on capital projects expected to be placed into service in 2012, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed in its 2012 federal income tax return will be approximately $418 million ($114 million for IPL, $203 million for WPL and $101 million for Resources).

Carryforwards - At June 30, 2012, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (in millions):

Alliant Energy	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$1,026	$352	2028
Federal net operating losses offset - uncertain tax positions	(57)	(20)
State net operating losses	756	39	2014
State net operating losses offset - uncertain tax positions	(27)	(2)
Federal tax credits	122	121	2022
		$490

IPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$472	$162	2028
Federal net operating losses offset - uncertain tax positions	(26)	(9)
State net operating losses	171	10	2022
Federal tax credits	32	32	2022
		$195

WPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$437	$150	2028
Federal net operating losses offset - uncertain tax positions	(31)	(11)
State net operating losses	142	7	2022
State net operating losses offset - uncertain tax positions	(27)	(2)
Federal tax credits	33	33	2022
		$177

Uncertain Tax Positions - It is reasonably possible that Alliant Energy, IPL and WPL could have material changes to their unrecognized tax benefits during the next 12 months as a result of the expected issuance in 2012 of revenue procedures clarifying the treatment of repair expenditures for electric generation and gas distribution property. An estimate of the expected changes during the next 12 months cannot be determined at this time.

(5) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for Alliant Energy’s, IPL’s and WPL’s sponsored defined benefit pension and other postretirement benefits plans, and defined benefit pension plans amounts directly assigned to IPL and WPL, for the three and six months ended June 30 are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the qualified defined benefit pension plans costs represent only those respective costs for IPL’s and WPL’s bargaining unit employees covered under the plans that are sponsored by IPL and WPL, respectively. Also in the “IPL” and “WPL” tables below, the other postretirement benefits plans costs (credits) represent costs (credits) for all IPL and WPL employees, respectively. The “Directly assigned defined benefit pension plans” tables below include amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans.

Alliant Energy	Defined Benefit Pension Plans				Other Postretirement Benefits Plans
	Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$3.4	$2.8	$6.7	$5.7	$1.8	$1.7	$3.5	$3.8
Interest cost	12.9	13.0	25.9	26.0	2.5	3.1	5.1	6.7
Expected return on plan assets	(17.2)	(15.9)	(34.4)	(31.9)	(1.9)	(2.0)	(3.8)	(3.9)
Amortization of:
Prior service cost (credit)	—	0.2	0.1	0.4	(3.0)	(2.5)	(6.0)	(3.2)
Actuarial loss	8.3	5.3	16.6	10.5	1.5	1.4	3.1	2.8
Additional benefit costs (a)	—	8.9	—	8.9	—	—	—	—
	$7.4	$14.3	$14.9	$19.6	$0.9	$1.7	$1.9	$6.2

IPL	Qualified Defined Benefit Pension Plans				Other Postretirement Benefits Plans
	Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1.9	$1.5	$3.8	$3.1	$0.7	$0.6	$1.5	$1.4
Interest cost	4.2	4.1	8.5	8.3	1.1	1.3	2.2	3.0
Expected return on plan assets	(5.7)	(5.0)	(11.5)	(10.0)	(1.3)	(1.3)	(2.6)	(2.6)
Amortization of:
Prior service cost (credit)	0.1	0.1	0.2	0.2	(1.6)	(1.2)	(3.2)	(1.5)
Actuarial loss	2.6	1.5	5.1	2.9	0.9	0.7	1.8	1.5
	$3.1	$2.2	$6.1	$4.5	($0.2)	$0.1	($0.3)	$1.8

WPL	Qualified Defined Benefit Pension Plan				Other Postretirement Benefits Plans
	Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1.3	$1.1	$2.6	$2.3	$0.7	$0.7	$1.4	$1.5
Interest cost	4.1	4.0	8.2	8.0	1.1	1.2	2.1	2.6
Expected return on plan assets	(5.6)	(5.0)	(11.2)	(10.0)	(0.4)	(0.4)	(0.7)	(0.7)
Amortization of:
Prior service cost (credit)	0.1	0.2	0.2	0.3	(0.9)	(0.8)	(1.9)	(1.1)
Actuarial loss	3.0	1.7	6.1	3.5	0.5	0.6	1.1	1.1
	$2.9	$2.0	$5.9	$4.1	$1.0	$1.3	$2.0	$3.4

Directly assigned defined benefit pension plans	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
Interest cost	$1.7	$1.8	$3.5	$3.7	$1.3	$1.3	$2.6	$2.7
Expected return on plan assets	(2.4)	(2.5)	(4.8)	(4.9)	(1.8)	(1.8)	(3.6)	(3.6)
Amortization of:
Prior service credit	—	—	(0.1)	(0.1)	—	—	(0.1)	(0.1)
Actuarial loss	0.9	0.8	1.9	1.5	0.9	0.7	1.8	1.4
Additional benefit costs (a)	—	2.2	—	2.2	—	0.6	—	0.6
	$0.2	$2.3	$0.5	$2.4	$0.4	$0.8	$0.7	$1.0

(a)
Alliant Energy reached an agreement with the Internal Revenue Service (IRS), which resulted in a favorable determination letter for the Cash Balance Plan during the first quarter of 2011. The agreement with the IRS required Alliant Energy to amend the Cash Balance Plan, which was completed in the second quarter of 2011 resulting in aggregate additional benefits of $8.9 million paid to certain former participants in the Cash Balance Plan in August 2011. Alliant Energy recognized $8.9 million of additional benefits costs in the second quarter of 2011 related to these benefits. IPL was allocated $5.5 million ($2.2 million directly assigned and $3.3 million allocated by Corporate Services) and WPL was allocated $3.0 million ($0.6 million directly assigned and $2.4 million allocated by Corporate Services) of additional benefits costs in the second quarter of 2011 related to these benefits. Refer to Note 11(c) for additional information regarding the Cash Balance Plan.

Corporate Services provides services to IPL and WPL, and as a result, IPL and WPL are allocated pension and other postretirement benefits costs associated with Corporate Services employees. The following table includes the allocated qualified and non-qualified pension and other postretirement benefits costs associated with Corporate Services employees providing services to IPL and WPL for the three and six months ended June 30 (in millions):

	Pension Benefits Costs (a)				Other Postretirement Benefits Costs
	Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
IPL	$0.5	$3.7	$1.0	$4.1	$0.1	$—	$0.1	$0.4
WPL	0.3	2.7	0.6	3.0	—	0.1	—	0.3

(a)
For both the three and six months ended June 30, 2011, additional qualified pension benefits costs resulting from the amendment to the Cash Balance Plan in the second quarter of 2011 allocated to IPL and WPL by Corporate Services were $3.3 million and $2.4 million, respectively.

Estimated Future and Actual Employer Contributions - Estimated and actual funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans, and the directly assigned qualified and non-qualified defined benefit pension plans amounts for 2012 are as follows (in millions):

	Estimated for Calendar Year 2012			Actual Through June 30, 2012
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Qualified defined benefit pension plans	$—	$—	$—	$—	$—	$—
Non-qualified defined benefit pension plans (a)	17.0	N/A	N/A	2.6	N/A	N/A
Directly assigned defined benefit pension plans (b)	N/A	0.8	0.2	N/A	0.4	0.1
Other postretirement benefits plans	6.5	2.2	3.9	3.7	1.5	2.0

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

Cash Balance Plan - Refer to Note 11(c) for discussion of a class-action lawsuit filed against the Cash Balance Plan in 2008, and an agreement Alliant Energy reached with the IRS, which resulted in a favorable determination letter for the Cash Balance Plan in 2011.

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). For the three and six months ended June 30, costs related to the 401(k) savings plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy				IPL (a)				WPL (a)
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
401(k) costs	$4.5	$4.2	$9.7	$9.9	$2.3	$2.0	$5.0	$4.9	$1.9	$2.0	$4.2	$4.6

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity Incentive Plans - A summary of compensation expense and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Compensation expense	$2.1	$2.6	$3.7	$4.8	$1.1	$1.4	$1.9	$2.6	$0.9	$1.0	$1.6	$1.9
Income tax benefits	0.9	1.0	1.5	1.9	0.5	0.5	0.8	1.0	0.3	0.4	0.6	0.8

As of June 30, 2012, total unrecognized compensation cost related to share-based compensation awards was $11.8 million, which is expected to be recognized over a weighted average period of between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the Condensed Consolidated Statements of Income.

In the first quarter of 2012, Alliant Energy granted performance shares, performance units, performance-contingent restricted stock and performance contingent cash awards to certain key employees. Payouts of nonvested awards issued in 2012 are prorated at retirement, death or disability based on time worked during the first year of the performance period and achievement of the performance criteria. Upon achievement of the performance criteria, payouts of these awards to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Participants’ nonvested awards issued in 2012 are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause.

Performance Shares and Units - Alliant Energy assumes it will make future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares - A summary of the performance shares activity for the six months ended June 30 was as follows:

	2012	2011
	Shares (a)	Shares (a)
Nonvested shares, January 1	236,979	234,518
Granted	45,612	64,217
Vested (b)	(111,980)	(57,838)
Forfeited	(25,334)	—
Nonvested shares, June 30	145,277	240,897

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

Performance Units - A summary of the performance unit activity for the six months ended June 30 was as follows:

	2012	2011
	Units (a)	Units (a)
Nonvested units, January 1	42,996	23,128
Granted	24,686	23,975
Forfeited	(878)	(4,107)
Nonvested units, June 30	66,804	42,996

(a)
Unit amounts represent the target number of performance units. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at June 30, 2012 by year of grant, were as follows:

	Performance Shares			Performance Units
	2012	2011	2010	2012	2011	2010
	Grant	Grant	Grant	Grant	Grant	Grant
Nonvested awards	45,612	45,235	54,430	24,686	21,693	20,425
Alliant Energy common stock closing price on June 30, 2012	$45.57	$45.57	$45.57
Alliant Energy common stock average price on grant date				$43.05	$38.75	$32.56
Estimated payout percentage based on performance criteria	93%	108%	176%	93%	108%	176%
Fair values of each nonvested award	$42.38	$49.22	$80.20	$40.04	$41.85	$57.30

At June 30, 2012, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer groups. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Restricted Stock - Restricted stock consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the six months ended June 30 was as follows:

	2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	35,800	$30.87	70,033	$32.27
Granted during first quarter	—	—	5,000	39.86
Vested	(32,466)	29.95	(38,433)	34.61
Forfeited	—	—	(600)	29.41
Nonvested shares, June 30	3,334	39.86	36,000	30.88

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the six months ended June 30 was as follows:

	2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	301,738	$32.60	296,190	$32.32
Granted during first quarter	45,612	43.05	64,217	38.75
Vested	(65,172)	32.56	(53,274)	37.93
Forfeited	(70,527)	39.93	(5,395)	38.00
Nonvested shares, June 30	211,651	32.42	301,738	32.60

Non-qualified Stock Options - A summary of the stock option activity for the six months ended June 30 was as follows:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	63,889	$24.21	163,680	$24.51
Exercised	(27,453)	23.79	(60,481)	27.08
Outstanding and exercisable, June 30	36,436	24.52	103,199	23.01

The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2012 was between one and two years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2012 was $0.8 million.

Other information related to stock option activity for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2012	2011	2012	2011
Cash received from stock options exercised	$0.4	$1.0	$0.7	$1.6
Aggregate intrinsic value of stock options exercised	0.3	0.6	0.5	0.8
Income tax benefit from the exercise of stock options	0.1	0.2	0.2	0.3

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity for the six months ended June 30 was as follows:

	2012	2011
	Awards	Awards
Nonvested awards, January 1	46,676	23,428
Granted	36,936	23,975
Vested (a)	(21,605)	—
Forfeited	(1,533)	(727)
Nonvested awards, June 30	60,474	46,676

(a)	In the first quarter of 2012, 21,605 performance contingent cash awards granted in 2010 vested, resulting in cash payouts valued at $0.9 million.

(6) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity during the six months ended June 30, 2012 was as follows:

Shares outstanding, January 1	111,018,821
Equity incentive plans (Note 5(b))	8,937
Other (a)	(51,616)
Shares outstanding, June 30	110,976,142

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the equity incentive plans.

Dividend Restrictions - As of June 30, 2012, IPL’s amount of retained earnings that were free of dividend restrictions was $360 million. As of June 30, 2012, WPL’s amount of retained earnings that were free of dividend restrictions was $105 million for the remainder of 2012.

Restricted Net Assets of Subsidiaries - As of June 30, 2012, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.0 billion and $1.3 billion, respectively.

Capital Transactions with Subsidiaries - For the six months ended June 30, 2012, IPL received capital contributions of $50.0 million from its parent company. For the six months ended June 30, 2012, IPL and WPL paid common stock dividends of $60.8 million and $56.0 million, respectively, to their parent company.

(7) DEBT
(a) Short-term Debt - Information regarding commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities classified as short-term debt was as follows (dollars in millions):

	Alliant Energy	Parent
June 30, 2012	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$162.8	$111.8	$15.4	$35.6
Weighted average remaining maturity	4 days	5 days	2 days	2 days
Weighted average interest rates	0.4%	0.4%	0.4%	0.3%
Available credit facility capacity (a)	$787.2	$188.2	$234.6	$364.4

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2012	2011	2012	2011	2012	2011
Maximum amount outstanding (based on daily outstanding balances)	$162.8	$94.3	$30.3	$54.4	$35.6	$44.3
Average amount outstanding (based on daily outstanding balances)	$100.8	$28.7	$7.6	$18.3	$14.9	$14.2
Weighted average interest rates	0.4%	0.3%	0.4%	0.3%	0.3%	0.3%

Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$162.8	$96.5	$35.4	$54.4	$35.6	$96.5
Average amount outstanding (based on daily outstanding balances)	$83.6	$42.0	$10.2	$9.8	$14.0	$34.7
Weighted average interest rates	0.4%	0.3%	0.4%	0.3%	0.2%	0.3%

(a)
Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at June 30, 2012. Refer to Note 7(b) for further discussion of $50 million of commercial paper outstanding at June 30, 2012 classified as long-term debt.

(b) Long-term Debt - As of June 30, 2012, $50 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of June 30, 2012, this commercial paper balance had a weighted average remaining maturity of 4 days and a 0.5% interest rate.

(8) INVESTMENTS
Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
American Transmission Company LLC (ATC)	($10.3)	($9.3)	($20.2)	($18.5)	($10.3)	($9.3)	($20.2)	($18.5)
Other	(0.3)	(0.3)	0.2	(1.0)	(0.3)	(0.4)	(0.5)	(0.6)
	($10.6)	($9.6)	($20.0)	($19.5)	($10.6)	($9.7)	($20.7)	($19.1)

Summary financial information from the unaudited financial statements of ATC for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2012	2011	2012	2011
Operating revenues	$152.1	$138.2	$299.8	$277.8
Operating income	80.4	75.2	158.5	151.7
Net income	59.3	55.7	117.4	109.9

(9) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
June 30, 2012
Assets:
Derivative assets (Note 10)	$44.4	$44.4	$31.5	$31.5	$12.9	$12.9
Deferred proceeds (sales of receivables) (Note 3)	81.7	81.7	81.7	81.7	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 7(b))	2,754.2	3,471.9	1,359.3	1,670.3	1,082.3	1,470.3
Cumulative preferred stock of subsidiaries	205.1	218.7	145.1	158.1	60.0	60.6
Derivative liabilities (Note 10)	65.3	65.3	29.3	29.3	36.0	36.0
December 31, 2011
Assets:
Derivative assets (Note 10)	15.7	15.7	10.6	10.6	5.1	5.1
Deferred proceeds (sales of receivables) (Note 3)	53.7	53.7	53.7	53.7	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 7(b))	2,704.5	3,325.3	1,309.0	1,560.4	1,082.2	1,439.0
Cumulative preferred stock of subsidiaries	205.1	222.5	145.1	164.3	60.0	58.2
Derivative liabilities (Note 10)	78.0	78.0	33.6	33.6	44.4	44.4

Valuation Techniques -
Derivative assets and derivative liabilities - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Alliant Energy, IPL and WPL maintain risk policies that govern the use of derivative instruments. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of June 30, 2012 and December 31, 2011 were not designated as hedging instruments. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of June 30, 2012 and December 31, 2011 included electric physical forward purchase contracts and swap contracts to mitigate pricing volatility for the electricity purchased to supply to IPL’s and WPL’s customers; natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate; natural gas options to mitigate price increases during periods of high demand or lack of supply; financial transmission rights (FTRs) acquired to manage transmission congestion costs; natural gas physical forward purchase and natural gas option contracts to mitigate pricing volatility for natural gas supplied to IPL’s and WPL’s retail customers; and natural gas physical purchase and sale contracts to optimize the value of natural gas pipeline capacity.

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

Cumulative preferred stock of subsidiaries - The fair value of IPL’s 8.375% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange on each reporting date. The fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market price quoted by the NYSE Amex LLC on each reporting date. The fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities on each reporting date.

Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. As of June 30, 2012, Level 1 items included IPL’s 8.375% cumulative preferred stock and WPL’s 4.50% cumulative preferred stock.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. As of June 30, 2012 and December 31, 2011, Level 2 items included IPL’s and WPL’s non-exchange traded commodity contracts. Level 2 items as of June 30, 2012 also included the remainder of WPL’s cumulative preferred stock and substantially all of the long-term debt instruments.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. As of June 30, 2012 and December 31, 2011, Level 3 items included IPL’s deferred proceeds, and IPL’s and WPL’s FTRs and certain commodity contracts.

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

Alliant Energy	June 30, 2012				December 31, 2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$44.4	$—	$8.9	$35.5	$15.7	$—	$3.4	$12.3
Deferred proceeds	81.7	—	—	81.7	53.7	—	—	53.7
Capitalization and liabilities:
Long-term debt (including current maturities)	3,471.9	—	3,471.4	0.5	N/A	N/A	N/A	N/A
Cumulative preferred stock of subsidiaries	218.7	168.4	50.3	—	N/A	N/A	N/A	N/A
Derivatives - commodity contracts	65.3	—	48.6	16.7	78.0	—	64.8	13.2

IPL	June 30, 2012				December 31, 2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$31.5	$—	$6.1	$25.4	$10.6	$—	$1.3	$9.3
Deferred proceeds	81.7	—	—	81.7	53.7	—	—	53.7
Capitalization and liabilities:
Long-term debt	1,670.3	—	1,670.3	—	N/A	N/A	N/A	N/A
Cumulative preferred stock	158.1	158.1	—	—	N/A	N/A	N/A	N/A
Derivatives - commodity contracts	29.3	—	18.0	11.3	33.6	—	28.6	5.0

WPL	June 30, 2012				December 31, 2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$12.9	$—	$2.8	$10.1	$5.1	$—	$2.1	$3.0
Capitalization and liabilities:
Long-term debt	1,470.3	—	1,470.3	—	N/A	N/A	N/A	N/A
Cumulative preferred stock	60.6	10.3	50.3	—	N/A	N/A	N/A	N/A
Derivatives - commodity contracts	36.0	—	30.6	5.4	44.4	—	36.2	8.2

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

Alliant Energy	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds
Three Months Ended June 30	2012	2011	2012	2011	2012	2011
Beginning balance, April 1	($15.1)	($1.1)	$—	$2.1	$32.9	$129.8
Total net gains (realized/unrealized) included in changes in net assets (a)	3.0	0.5	—	—	—	—
Transfers into Level 3 (b)	(0.6)	—	—	—	—	—
Transfers out of Level 3 (c)	0.4	0.3	—	—	—	—
Purchases	35.8	21.8	—	—	—	—
Settlements (d)	(4.7)	(3.4)	—	—	48.8	(63.4)
Ending balance, June 30	$18.8	$18.1	$—	$2.1	$81.7	$66.4
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30 (a)	$3.5	$0.5	$—	$—	$—	$—

Six Months Ended June 30
Beginning balance, January 1	($0.9)	$2.8	$—	$4.7	$53.7	$152.9
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	(6.3)	0.1	—	—	—	—
Transfers into Level 3 (b)	(2.3)	—	—	—	—	—
Transfers out of Level 3 (c)	0.3	0.2	—	—	—	—
Purchases	35.8	21.8	—	—	—	—
Settlements (d)	(7.8)	(6.8)	—	(2.6)	28.0	(86.5)
Ending balance, June 30	$18.8	$18.1	$—	$2.1	$81.7	$66.4
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30 (a)	($4.1)	$0.1	$—	$—	$—	$—

IPL	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds
Three Months Ended June 30	2012	2011	2012	2011	2012	2011
Beginning balance, April 1	($11.4)	$1.4	$—	$2.1	$32.9	$129.8
Total net gains (realized/unrealized) included in changes in net assets (a)	2.9	0.7	—	—	—	—
Transfers into Level 3 (b)	(0.2)	—	—	—	—	—
Purchases	26.8	18.1	—	—	—	—
Sales (e)	—	—	—	(2.1)	—	—
Settlements (d)	(4.0)	(2.7)	—	—	48.8	(63.4)
Ending balance, June 30	$14.1	$17.5	$—	$—	$81.7	$66.4
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30 (a)	$3.6	$0.7	$—	$—	$—	$—

Six Months Ended June 30
Beginning balance, January 1	$4.3	$4.3	$—	$4.8	$53.7	$152.9
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	(9.4)	0.5	—	—	—	—
Transfers into Level 3 (b)	(1.3)	—	—	—	—	—
Purchases	26.8	18.1	—	—	—	—
Sales (e)	—	—	—	(2.1)	—	—
Settlements (d)	(6.3)	(5.4)	—	(2.7)	28.0	(86.5)
Ending balance, June 30	$14.1	$17.5	$—	$—	$81.7	$66.4
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30 (a)	($7.0)	$0.5	$—	$—	$—	$—

WPL	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts
Three Months Ended June 30	2012	2011	2012	2011
Beginning balance, April 1	($3.7)	($2.5)	$—	$—
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	0.1	(0.2)	—	—
Transfers into Level 3 (b)	(0.4)	—	—	—
Transfers out of Level 3 (c)	0.4	0.3	—	—
Purchases	9.0	3.7	—	—
Settlements	(0.7)	(0.7)	—	—
Ending balance, June 30	$4.7	$0.6	$—	$—
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30 (a)	($0.1)	($0.2)	$—	$—

Six Months Ended June 30
Beginning balance, January 1	($5.2)	($1.5)	$—	($0.1)
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	3.1	(0.4)	—	—
Transfers into Level 3 (b)	(1.0)	—	—	—
Transfers out of Level 3 (c)	0.3	0.2	—	—
Purchases	9.0	3.7	—	—
Settlements	(1.5)	(1.4)	—	0.1
Ending balance, June 30	$4.7	$0.6	$—	$—
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30 (a)	$2.9	($0.4)	$—	$—

(a)	Gains and losses related to derivative assets and derivative liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on the Condensed Consolidated Balance Sheets.

(b)	Markets for similar assets and liabilities became inactive and observable market inputs became unavailable for transfers into Level 3. The transfers were valued as of the beginning of the period.

(c)	Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3. The transfers were valued as of the beginning of the period.

(d)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

(e)	The foreign exchange contract was transferred from IPL to Resources in connection with the sale of wind project assets in the second quarter of 2011.

Electric and Natural Gas Commodity Contracts - As of June 30, 2012, the fair values of Alliant Energy’s, IPL’s and WPL’s electric and natural gas commodity contracts classified as Level 3, excluding FTRs, were recognized as net derivative liabilities of $13.7 million, $9.9 million and $3.8 million, respectively. These commodity contracts were valued using a market approach technique that utilizes significant observable inputs to estimate forward commodity prices. Forward electric prices are estimated using market information obtained from counterparties and brokers, including bids, offers, historical transactions (including historical price differences between locations with both observable and unobservable prices) and executed trades. Forward natural gas prices are estimated using the most recent quoted observable inputs applied to future months (including historical price differences between locations with both observable and unobservable prices). Observable inputs are obtained from compiled third-party pricing data sources and include bids, offers, historical transactions and executed trades. Forward electric price commodity curves that extend beyond currently available observable inputs utilize market prices for the most recent period for which observable inputs are available. Observable inputs include bids, offers, historical transactions and executed trades.

FTRs - As of June 30, 2012, Alliant Energy’s, IPL’s and WPL’s FTRs classified as Level 3 were recognized as net derivative assets of $32.5 million, $24.0 million and $8.5 million, respectively. These FTRs were measured at fair value using monthly or annual auction shadow prices for identical or similar instruments from relevant closed auctions.

(10) DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 9 for detailed discussion of Alliant Energy’s, IPL’s and WPL’s derivative instruments as of June 30, 2012 and December 31, 2011.

Notional Amounts - As of June 30, 2012, notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts and FTRs that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2012	2013	2014	Total
Alliant Energy
Electricity (megawatt-hours (MWhs))	2,726	3,652	509	6,887
FTRs (MWs)	31	28	—	59
Natural gas (dekatherms (Dths))	33,281	21,089	5,200	59,570
IPL
Electricity (MWhs)	1,600	1,847	71	3,518
FTRs (MWs)	17	15	—	32
Natural gas (Dths)	22,703	10,937	2,025	35,665
WPL
Electricity (MWhs)	1,126	1,805	438	3,369
FTRs (MWs)	14	13	—	27
Natural gas (Dths)	10,578	10,152	3,175	23,905

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each delivery year.

Financial Statement Presentation - Alliant Energy, IPL and WPL record derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. At June 30, 2012 and December 31, 2011, the fair values of current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Commodity contracts
Current derivative assets	$40.7	$12.7	$29.8	$9.2	$10.9	$3.5
Non-current derivative assets	3.7	3.0	1.7	1.4	2.0	1.6
Current derivative liabilities	48.4	55.9	23.2	24.5	25.2	31.4
Non-current derivative liabilities	16.9	22.1	6.1	9.1	10.8	13.0

Alliant Energy, IPL and WPL generally record gains and losses from IPL’s and WPL’s derivative instruments with offsets to regulatory assets or regulatory liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Gains (losses) from commodity derivative instruments not designated as hedging instruments were recorded on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Three Months Ended June 30
Regulatory assets	$7.7	($5.3)	$5.0	($3.0)	$2.7	($2.3)
Regulatory liabilities	4.1	3.4	4.4	2.4	(0.3)	1.0
Six Months Ended June 30
Regulatory assets	(32.0)	(9.3)	(17.2)	(5.4)	(14.8)	(3.9)
Regulatory liabilities	5.5	4.9	4.4	3.2	1.1	1.7

Losses from commodity contracts during the six months ended June 30, 2012 were primarily due to impacts of decreases in electricity and natural gas prices during the first quarter of 2012.

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on June 30, 2012 was $65.3 million, $29.3 million and $36.0 million for Alliant Energy, IPL and WPL, respectively. At June 30, 2012, Alliant Energy, IPL and WPL all had investment-grade credit ratings. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on June 30, 2012, Alliant Energy, IPL and WPL would be required to post $65.3 million, $29.3 million and $36.0 million, respectively, of credit support to their counterparties.

(11) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for certain of their emission control projects. At June 30, 2012, Alliant Energy’s, IPL’s and WPL’s respective minimum future commitments related to capital expenditures for the installation of scrubbers and baghouses at IPL’s Ottumwa Unit 1 and WPL’s Columbia Units 1 and 2 to reduce SO2 and mercury emissions at these generating facilities were $40 million, $8 million and $32 million, respectively.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to IPL’s and WPL’s utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At June 30, 2012, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
Duane Arnold Energy Center (DAEC) (IPL)	$321	$321	$—
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	114	—	114
Other	31	7	24
	466	328	138
Natural gas	286	155	131
Coal (b)	244	85	55
SO2 emission allowances	34	34	—
Other (c)	32	15	17
	$1,062	$617	$341

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased. Excludes contracts that are considered operating leases.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments of $104 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of June 30, 2012.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2012.

(c) Legal Proceedings -
Air Permitting Violation Claims - In 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of Edgewater Generating Station (Edgewater), Nelson Dewey Generating Station (Nelson Dewey) and Columbia Energy Center (Columbia). The NOV alleges that the owners of Edgewater, Nelson Dewey and Columbia failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and the Wisconsin state implementation plan (SIP).

In September 2010, Sierra Club filed in the U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of Nelson Dewey and Columbia, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. In May 2012, the parties filed a Stipulation of Dismissal without Prejudice, and the court closed the case.

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

Alliant Energy and WPL are defending against these allegations because they believe the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the requirements of the CAA. Simultaneously, WPL, the other owners of Edgewater and Columbia, the EPA and Sierra Club (collectively “the parties”) are exploring settlement options. Alliant Energy and WPL believe that the parties have reached agreement on general terms to settle these air permitting violation claims and are currently negotiating a consent decree based upon those general terms. Those terms are subject to change during the negotiations. Based on a review of existing EPA consent decrees, Alliant Energy and WPL anticipate that the final consent decree could include the installation of emission control technology, changed operating conditions (including use of fuels other than coal and retirement of units), limitations on emissions, beneficial environmental mitigation projects, and a civil penalty.

Once the parties agree to the final terms, the Court must approve the settlement agreement. Alliant Energy and WPL cannot predict the outcome of these claims, but believe the outcome could be significant if the parties are unable to reach final agreement, or reach final agreement on different terms than currently anticipated, or if the Court does not approve the final settlement agreement.

Alliant Energy and WPL currently expect to recover any material costs that could be incurred by WPL related to the terms of the final consent decree from WPL’s electric customers. Therefore, Alliant Energy and WPL do not currently believe any material losses from these air permitting violation claims are both probable and reasonably estimated and therefore have not recognized any material loss contingency amounts related to these claims as of June 30, 2012.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class-action lawsuit was filed against the Plan in the U.S. District Court for the Western District of Wisconsin (Court). The complaint alleged that certain Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. These Plan participants were limited to individuals who, prior to normal retirement age, received a lump-sum distribution or an annuity payment. The Court originally certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received these distributions from January 1, 1998 to August 17, 2006 including: (1) persons who received distributions from January 1, 1998 through February 28, 2002; and (2) persons who received distributions from March 1, 2002 to August 17, 2006.

In June 2010, the Court issued an opinion and order that granted the plaintiffs’ motion for summary judgment on liability in the lawsuit and decided with respect to damages that prejudgment interest on damages would be allowed. In December 2010, the Court issued an opinion and order that decided the interest crediting rate that the Plan used to project the cash balance accounts of the plaintiffs during the class period should have been 8.2% and that a pre-retirement mortality discount would not be applied to the damages calculation. In March 2011, the Court issued an opinion and order that prejudgment interest on damages would be calculated using the average prime rate from the date that the Plan failed to make the total payment to a particular participant through the date of the final judgment (which has not yet been issued). In May 2011, the Plan was amended and the Plan subsequently made approximately $10 million in additional payments in 2011 to certain former participants in the Plan. This amendment was required based on an agreement Alliant Energy reached with the IRS, which resulted in a favorable determination letter for the Plan in 2011. In September 2011, plaintiffs filed a motion for leave to file a supplemental complaint to assert that the 2011 amendment to the Plan was itself an ERISA violation. In November 2011, the Court allowed the filing of the plaintiffs’ supplemental complaint and denied a separate motion for reconsideration filed by the Plan arguing that certain of plaintiffs’ claims were time-barred. Following the November 2011 ruling, plaintiffs filed a supplemental complaint and the Plan filed an answer and an amended answer. In March 2012, the Plan and the plaintiffs each filed motions for summary judgment related to the supplemental complaint, and the plaintiffs filed a motion for class certification, seeking to amend the class definition and for reappointment of class representatives and class counsel. In April 2012, both the Plan and the plaintiffs filed briefs opposing the other party’s motion for summary judgment. The Plan also filed a brief opposing the plaintiffs’ motion for class certification.

On July 2, 2012, the Court issued an opinion and order granting plaintiffs’ motion for class certification, but only as to the interest crediting rate and the pre-retirement mortality discount claims of lump-sum recipients. As a result of the opinion and order, two new subclasses were certified in lieu of the prior subclass certification. Subclass A involves persons who received a lump-sum distribution between January 1, 1998 and August 17, 2006 and who received an interest crediting rate of less than 8.2% under the Plan as amended in May 2011. Subclass B involves persons who received a lump-sum distribution between January 1, 1998 and August 17, 2006 and who would have received a larger benefit under the Plan as amended in May 2011 if a pre-retirement mortality discount had not been applied. In the opinion and order the Court then granted plaintiffs’ motion for summary judgment as to the two subclasses, and denied as moot the parties’ motions for summary judgment with respect to issues beyond the two subclasses. The Court ordered the parties to submit briefs addressing if additional notice is due the two certified subclasses and to submit draft judgment orders. The parties have filed briefs and are in agreement that no additional prejudgment notice is necessary. Plaintiffs have filed their proposed judgment alleging the Plan is liable to subclasses A and B in the amount of $18.7 million. The Plan has filed its proposed judgment alleging that if the opinion and order is affirmed, the Plan would be liable to subclasses A and B in the amount of $17.9 million. Both proposed judgment amounts include pre-judgment interest through July 2012 and take into account the approximate $10 million of additional benefits paid by the Plan following the plan amendment in 2011. The proposed judgment amounts do not include any award for plaintiffs’ attorney’s fees or costs. A motion for payment of plaintiffs’ attorney’s fees and costs is expected to be filed post-judgment. The Plan expects to appeal the trial court judgment on liability and damages to the Seventh Circuit Court of Appeals. Alliant Energy, IPL and WPL have not recognized any material loss contingency amounts for the final judgment of damages as of June 30, 2012. A material loss contingency will not be recognized unless a final unappealable ruling is received, or a settlement is reached, which results in an amendment to the Plan and payment to Plan participants. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the class-action lawsuit or the ultimate impact on their financial condition or results of operations but believe an adverse outcome could have a material effect on their retirement plan funding and expense.

RMT Contract Disputes - In September 2011, RMT filed a lawsuit in the U.S. District Court for the Western District of Wisconsin alleging, among other things, breach of contract against Cable System Installation (CSI), a subcontractor to RMT on several solar projects in New Jersey. The complaint alleges that CSI breached its contract with RMT by failing to complete the work, by failing to complete the work in a timely manner, by failing to perform work according to the contract, for abandonment of work, and for other related claims. RMT incurred additional costs to replace CSI and to complete CSI’s work with alternative subcontractors, incurred liquidated damages assessed by the project owners due to project delays, and had liens filed by CSI’s vendors that CSI has not paid. The lawsuit seeks to recover all costs incurred by RMT as a result of the breaches of contract by CSI. CSI filed an answer and counterclaims against RMT asserting that RMT owes CSI additional amounts for work performed under the contract that have not been paid to date. CSI also filed a motion requesting the case be transferred to New Jersey that has subsequently been denied by the court. CSI has filed liens against the projects based on claims that they have not been paid for work performed under the contract with RMT and vendors of CSI have filed liens against the projects based on claims that they have not been paid as required under their agreements with CSI. Three vendors of CSI have also filed lawsuits in New Jersey including claims against both CSI and RMT resulting from work allegedly performed by the three vendors but not paid by CSI or RMT. As of June 30, 2012, RMT has posted bonds of $17 million to discharge the liens filed against the New Jersey project sites by CSI and CSI’s vendors. Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated and therefore has not recognized any material loss contingency amounts related to these claims as of June 30, 2012. Alliant Energy is currently not able to estimate the possible loss or range of possible loss related to these claims given the early state of the lawsuits. Alliant Energy also has not recognized any material benefits from the lawsuit filed by RMT against CSI as of June 30, 2012.

(d) Guarantees - RMT provides renewable energy services to clients throughout the U.S., including facility siting, permitting, design, procurement, construction and high voltage connection services for wind and solar projects. Alliant Energy has guaranteed RMT’s performance obligations related to certain of these projects. As of June 30, 2012, Alliant Energy had $595 million of performance guarantees outstanding with $34 million, $333 million, $181 million and $47 million expiring in 2012, 2013, 2014 and 2015, respectively. RMT has also provided surety bonds in support of the payment and performance obligations of certain of these projects and Alliant Energy has guaranteed RMT’s indemnity obligations to the surety company. As of June 30, 2012, Alliant Energy had $88 million in surety bonds and related Alliant Energy performance guarantees outstanding with $86 million expiring in 2012 and $2 million expiring in 2013. Alliant Energy currently believes that no material cash payments will be made under any of these obligations. Alliant Energy has not recognized any material liabilities related to these obligations as of June 30, 2012.

Alliant Energy continues to guarantee the abandonment obligations of Whiting Petroleum Corporation (Whiting) under the Point Arguello partnership agreements following the sale of Alliant Energy’s remaining interest in Whiting in 2004. The guarantee does not include a maximum limit. As of June 30, 2012, the present value of the abandonment obligations is estimated at $29 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of June 30, 2012.

(e) Environmental Matters -
Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in 40 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs. IPL and WPL have received letters from state environmental agencies requiring no further action at 13 and 9 of these sites, respectively. Additionally, IPL has met state environmental agency expectations at 3 additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

Alliant Energy, IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of these sites to be $20 million ($18 million for IPL and $2 million for WPL) to $44 million ($40 million for IPL and $4 million for WPL). At June 30, 2012, Alliant Energy, IPL and WPL recorded $31 million, $28 million and $3 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, CSAPR, Clean Air Visibility Rule (CAVR), Utility MACT Rule, Wisconsin State Mercury Rule, Wisconsin RACT Rule, Ozone National Ambient Air Quality Standards (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Industrial Boiler and Process Heater MACT Rule, Federal Clean Water Act including Section 316(b), Wisconsin and Iowa State Thermal Rules, Hydroelectric Fish Passage Device, Coal Combustion Residuals, Polychlorinated Biphenyls, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases (GHG) including the EPA New Source Performance Standard (NSPS) for GHG Emissions from Electric Utilities and the EPA GHG Tailoring Rule. Some recent developments concerning these environmental matters are included below:

Air Quality -
CAVR - In June 2012, the EPA published a final rule that would allow Best Available Retrofit Technology Rule (BART) obligations for SO2 and NOx emissions to be fulfilled by CSAPR. In June 2012, the EPA also finalized the Iowa and Minnesota CAVR plans, which will require CSAPR to fulfill BART requirements for SO2 and NOx emission reductions. The EPA has not yet finalized the CAVR plan for Wisconsin.

Ozone NAAQS Rule - In May 2012, the EPA issued a final rule that classifies Sheboygan County in Wisconsin as marginal non-attainment, which requires this area to achieve the eight-hour ozone NAAQS by December 2015. WPL operates Edgewater and the Sheboygan Falls Energy Facility in Sheboygan County, Wisconsin.

Fine Particle NAAQS Rule - In June 2012, the EPA issued a proposed rule revising the fine particle primary NAAQS (PM2.5 NAAQS). The proposed rule would strengthen the annual standard from 15 micrograms per cubic meter (ug/m3) to a level between 12 ug/m3 and 13 ug/m3. In addition, the proposal would set a new 24-hour standard to improve visibility. The EPA is under a court order to issue the final rule by December 2012. The EPA is expected to designate non-attainment areas for the revised PM2.5 NAAQS by December 2014. Compliance with the final rule is expected to be required by 2019 for non-attainment areas designated in 2014.

Water Quality -
Hydroelectric Fish Passages Device - In March 2012, the Federal Energy Regulatory Commission (FERC) extended the deadline to install an agency-approved fish passage device at WPL’s Prairie du Sac hydro plant to July 1, 2015.

GHG Emissions -
EPA NSPS for GHG Emissions from Electric Utilities - In April 2012, the EPA published proposed NSPS for GHG, including carbon dioxide (CO2) emissions from new fossil-fueled electric generating units (EGUs) larger than 25 MW (not including simple-cycle combustion turbines), with an output-based emissions rate limitation of 1,000 pounds of CO2 per MWh. This emissions rate limitation is expected to be effective upon the EPA’s issuance of the final rule in the second quarter of 2013.

(12) SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. As of June 30, 2012, Alliant Energy’s RMT business qualified as assets and liabilities held for sale. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. As a result, Alliant Energy no longer reports “Non-regulated - RMT” segment information. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2012
Operating revenues	$612.6	$50.0	$13.8	$676.4	$13.9	$690.3
Operating income	91.8	3.6	1.5	96.9	11.9	108.8
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				51.8	13.7	65.5
Income from discontinued operations, net of tax				—	0.4	0.4
Net income attributable to Alliant Energy common shareowners				51.8	14.1	65.9
Three Months Ended June 30, 2011
Operating revenues	$620.5	$67.1	$13.3	$700.9	$11.6	$712.5
Operating income	62.2	0.9	0.9	64.0	6.6	70.6
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				21.8	28.5	50.3
Income from discontinued operations, net of tax				—	0.8	0.8
Net income attributable to Alliant Energy common shareowners				21.8	29.3	51.1
Six Months Ended June 30, 2012
Operating revenues	$1,185.0	$217.1	$27.5	$1,429.6	$26.4	$1,456.0
Operating income	150.9	31.3	3.2	185.4	19.0	204.4
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				78.2	26.6	104.8
Loss from discontinued operations, net of tax				—	(4.0)	(4.0)
Net income attributable to Alliant Energy common shareowners				78.2	22.6	100.8
Six Months Ended June 30, 2011
Operating revenues	$1,240.8	$296.1	$30.0	$1,566.9	$22.8	$1,589.7
Operating income (loss)	151.5	36.8	(2.4)	185.9	12.0	197.9
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				87.1	35.2	122.3
Income from discontinued operations, net of tax				—	2.3	2.3
Net income attributable to Alliant Energy common shareowners				87.1	37.5	124.6

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2012
Operating revenues	$321.0	$26.8	$12.9	$360.7
Operating income	33.1	0.8	1.5	35.4
Earnings available for common stock				16.6
Three Months Ended June 30, 2011
Operating revenues	$323.9	$38.7	$11.5	$374.1
Operating income	16.9	0.6	1.0	18.5
Loss for common stock				(2.3)
Six Months Ended June 30, 2012
Operating revenues	$614.1	$119.6	$25.7	$759.4
Operating income	39.8	15.0	4.5	59.3
Earnings available for common stock				11.9
Six Months Ended June 30, 2011
Operating revenues	$654.1	$170.6	$26.9	$851.6
Operating income	44.8	16.4	4.4	65.6
Earnings available for common stock				19.4

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2012
Operating revenues	$291.6	$23.2	$0.9	$315.7
Operating income	58.7	2.8	—	61.5
Earnings available for common stock				35.2
Three Months Ended June 30, 2011
Operating revenues	$296.6	$28.4	$1.8	$326.8
Operating income (loss)	45.3	0.3	(0.1)	45.5
Earnings available for common stock				24.1
Six Months Ended June 30, 2012
Operating revenues	$570.9	$97.5	$1.8	$670.2
Operating income (loss)	111.1	16.3	(1.3)	126.1
Earnings available for common stock				66.3
Six Months Ended June 30, 2011
Operating revenues	$586.7	$125.5	$3.1	$715.3
Operating income (loss)	106.7	20.4	(6.8)	120.3
Earnings available for common stock				67.7
(13) DISCONTINUED OPERATIONS AND ASSETS AND LIABILIITES HELD FOR SALE
In March 2011, Alliant Energy sold its Industrial Energy Applications, Inc. (IEA) business to narrow its strategic focus and risk profile and received net proceeds of $5 million. In June 2011, RMT sold its environmental business unit and received net proceeds of $12 million.

Alliant Energy is currently pursuing the disposal of the remainder of its RMT business in order to narrow its strategic focus and risk profile. Alliant Energy currently expects to complete the disposal of RMT in 2012. The RMT business qualified as assets and liabilities held for sale as of June 30, 2012.

The operating results of RMT and IEA have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2012	2011	2012	2011
Operating revenues	$93.9	$107.0	$148.5	$175.9
Operating expenses	93.0	105.6	154.9	171.0
Interest expense and other	0.2	—	0.2	0.1
Income (loss) before income taxes	0.7	1.4	(6.6)	4.8
Income tax expense (benefit)	0.3	0.6	(2.6)	2.5
Income (loss) from discontinued operations, net of tax	$0.4	$0.8	($4.0)	$2.3

A summary of the assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets was as follows (in millions):

	June 30, 2012	December 31, 2011
Assets held for sale:
Property, plant and equipment, net	$0.4	$3.8
Current assets	53.0	115.5
Other assets	0.2	0.3
Total assets held for sale	53.6	119.6
Liabilities held for sale:
Current liabilities	70.8	62.0
Other long-term liabilities and deferred credits	0.1	0.1
Total liabilities held for sale	70.9	62.1
Net assets (liabilities) held for sale	($17.3)	$57.5

A summary of the components of cash flows for discontinued operations for the six months ended June 30 was as follows (in millions):

	2012	2011
Net cash flows from (used for) operating activities	$68.7	($30.0)
Net cash flows from (used for) investing activities	(0.1)	11.7
Net cash flows from (used for) financing activities	(68.5)	0.8

(14) ASSET RETIREMENT OBLIGATIONS (AROs)
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Balance, January 1	$91.1	$75.9	$56.2	$43.6	$34.9	$32.3
Revisions in estimated cash flows (a)	(9.9)	(0.5)	(9.2)	(0.2)	(0.7)	(0.3)
Liabilities settled	(1.8)	(0.3)	(1.7)	(0.2)	(0.1)	(0.1)
Liabilities incurred	0.7	3.7	—	2.9	—	0.8
Accretion expense	1.8	2.2	1.0	1.4	0.8	0.8
Balance, June 30	$81.9	$81.0	$46.3	$47.5	$34.9	$33.5

(a)
For the six months ended June 30, 2012, IPL recorded revisions in estimated cash flows of $8.2 million based on revised remediation timing and cost information for asbestos remediation at its Sixth Street Generating Station.

(15) VARIABLE INTEREST ENTITIES (VIEs)
After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (a subsidiary of Calpine Corporation) for the Riverside PPA for Alliant Energy and WPL to determine whether the counterparty is a VIE and if WPL is the primary beneficiary. This PPA is currently accounted for as an operating lease. The counterparty for the Riverside PPA sells a portion of its generating capacity to WPL and can sell its energy output to WPL. Alliant Energy’s and WPL’s maximum exposure to loss from this PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $21.7 million and $28.0 million for the three and six months ended June 30, 2012, and $20.5 million and $26.9 million for the three and six months ended June 30, 2011, respectively.

In April 2012, the PSCW approved WPL’s Certificate of Authority (CA) application to acquire Riverside for approximately $393 million. In June 2012, FERC approved WPL’s application to acquire Riverside. WPL’s purchase of Riverside would replace the 490 MW of electricity output currently obtained from the Riverside PPA to meet the long-term energy needs of its customers. Subject to receiving the remaining approval required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), WPL currently plans to complete the acquisition in December 2012.

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
Sales credited	$2	$12	$4	$20	$4	$10	$6	$16
Purchases billed	78	78	150	145	13	14	37	36

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

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
Corporate Services billings	$34	$30	$63	$80	$27	$25	$50	$64

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Net payables to Corporate Services	$79	$82	$43	$48

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2012	2011	2012	2011
ATC billings to WPL	$23	$22	$45	$44
WPL billings to ATC	2	3	4	6

As of June 30, 2012 and December 31, 2011, WPL owed ATC net amounts of $7 million and $6 million, respectively.

IPL’s Sale of Certain Wind Project Assets to Resources - Pursuant to a wind development asset purchase and sale agreement, IPL sold Resources wind project assets for the Franklin County wind project at cost in the second quarter of 2011 for $115.3 million.

(17) EARNINGS PER SHARE
A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and six months ended June 30 was as follows (in thousands):

	Three Months		Six Months
	2012	2011	2012	2011
Weighted average common shares outstanding:
Basic EPS calculation	110,756	110,624	110,736	110,596
Effect of dilutive share-based awards	13	53	19	58
Diluted EPS calculation	110,769	110,677	110,755	110,654

For the three and six months ended June 30, 2012 and 2011, there were no potentially dilutive securities excluded from the calculation of diluted EPS.

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

Alliant Energy

Utility and Corporate Services		Non-regulated and Parent (a)
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (WPL)		- Parent Company
- Electric and gas services in MN (IPL)
- Corporate Services

(a)
In 2012, Alliant Energy announced plans to sell RMT in 2012. As of June 30, 2012, Alliant Energy’s RMT business qualified as assets and liabilities held for sale. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income.

Financial Results
Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the second quarter were as follows (dollars in millions, except per share amounts):

	2012		2011
	Income	EPS	Income	EPS
Continuing operations:
Utility and Corporate Services	$54.0	$0.49	$21.8	$0.20
Non-regulated and parent	11.5	0.11	28.5	0.25
Income from continuing operations	65.5	0.60	50.3	0.45
Income from discontinued operations	0.4	—	0.8	0.01
Net income	$65.9	$0.60	$51.1	$0.46

The table above includes utility and Corporate Services, and non-regulated and parent EPS from continuing operations, which are non-GAAP financial measures. Alliant Energy believes utility and Corporate Services, and non-regulated and parent EPS from continuing operations are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s management also uses utility and Corporate Services EPS from continuing operations to determine incentive compensation.

Utility and Corporate Services - Higher income from continuing operations in the second quarter of 2012 compared to the same period in 2011 was primarily due to:

•	$0.06 per share of net regulatory-related charges from IPL’s Minnesota electric retail rate case decision in the second quarter of 2011;

•	$0.05 per share of additional benefits costs for the Cash Balance Plan in the second quarter of 2011;

•	$0.04 per share of regulatory asset impairments in the second quarter of 2011;

•	an estimated $0.04 per share increase in revenues from higher sales in the second quarter of 2012 compared to the second quarter of 2011 due to weather conditions;

•	$0.04 per share related to the impact of IPL’s tax benefit rider in the second quarter of 2012 compared to the second quarter of 2011, which is not expected to have a material impact on the full year results; and

•	$0.02 per share of regulatory-related credits from WPL’s 2013/2014 test period rate case decision in the second quarter of 2012.

Non-regulated and parent - Lower income from continuing operations in the second quarter of 2012 compared to the same period in 2011 was primarily due to $0.17 per share of tax benefits in the second quarter of 2011 from Wisconsin tax legislation.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the second quarters of 2012 and 2011.

Strategic Overview
Alliant Energy’s, IPL’s and WPL’s strategic plans focus on their core business of delivering regulated electric and natural gas service in Iowa, Wisconsin, and Minnesota. The strategic plans are built upon three key elements: competitive costs, safe and reliable service and balanced generation. The strategic plans for Alliant Energy, IPL and WPL include purchasing and/or constructing new natural gas-fired electric generating facilities; implementing emission controls and performance upgrades at their newer, larger and most efficient coal-fired electric generating facilities, and fuel switching at, and retirement of, certain older, smaller and less efficient generating facilities; entering into a new nuclear generation PPA related to DAEC; constructing a new wind generating facility at Resources; and evaluating potential future development of existing wind sites. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2012 include:

•
April 2012 - The PSCW approved WPL’s CA application to acquire Riverside for approximately $393 million. In June 2012, FERC approved WPL’s application to acquire Riverside. WPL will evaluate whether any post-closing accounting filings with FERC are required, which may impact the amount of the purchase price that is recoverable from WPL’s wholesale customers. Subject to receiving the remaining approval required under the HSR Act, WPL currently plans to complete the acquisition in December 2012.

•
April 2012 - IPL and MidAmerican each filed an updated Emissions Plan and Budget (EPB) with the IUB. IPL’s EPB includes emission control projects for Ottumwa Unit 1 and Lansing Unit 4. MidAmerican’s EPB includes emission control projects for George Neal Units 3 and 4. Alliant Energy and IPL currently expect the IUB to issue their decisions on IPL’s and MidAmerican’s EPBs by the end of 2012.

•	July 2012 - WPL announced plans to retire Edgewater Unit 3 and Nelson Dewey Units 1 and 2 by December 31, 2015, and fuel switch or retire Edgewater Unit 4 by December 31, 2018.

•
July 2012 - WPL filed a CA application with the PSCW to install a scrubber and baghouse system at Edgewater Unit 5 to reduce SO2 emissions at the generating facility. WPL expects a decision from the PSCW regarding this emission control project by the second quarter of 2013. Subject to regulatory approval of the project and the timing of such approvals, WPL expects to begin construction of the project in 2014 and place it in service in 2016.

•
August 2012 - IPL announced it expects to file in the fourth quarter of 2012 for regulatory approvals to construct an approximate 600 MW natural gas-fired combined-cycle electric generating facility in Marshalltown, Iowa. These filings include a Certificate of Public Convenience, Use and Necessity application (GCU Certificate) and an advanced rate-making principles filing (RPU filing), which are both required to be approved by the IUB prior to construction of the new facility. The cost of the new facility is projected to be between $650 million and $750 million, excluding AFUDC and transmission upgrade costs. IPL expects to receive required regulatory approvals for the new facility by the end of 2014. Subject to regulatory approvals of the new facility and the timing of such approvals, IPL expects to begin construction of the facility in 2014 and place it in service by the second quarter of 2017.

•
August 2012 - IPL announced it expects to file in August 2012 for regulatory approvals to enter into a new PPA that was recently negotiated with NER, a subsidiary of NextEra Energy, Inc., for the purchase of energy and capacity generated by DAEC located near Palo, Iowa. These filings with the IUB will seek authority to recover the Iowa retail portion of the cost of the new PPA from Iowa retail electric customers through the energy adjustment clause. IPL expects to receive required regulatory approvals for the new PPA by early 2013.

Refer to “Strategic Overview” for additional details regarding strategic plan developments.

Rate Matters
Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2012 include:

•
May 2012 - WPL filed a retail base rate filing based on a forward-looking test period that includes 2013 and 2014. The filing requested approval for WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The filing also requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2014. Recovery of the costs for the planned acquisition of Riverside, the SCR project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 are included in the request. The recovery of the costs for these capital projects are offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of changes in the amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. WPL’s May 2012 retail base rate filing included a return on common equity of 10.4% and the following related provisions: (1) WPL may request a change in retail base rates if its annual return on common equity falls below 8.5%; and (2) WPL must defer a portion of its earnings if its annual return on common equity exceeds 10.65%. The amount of earnings WPL must defer is equal to 50% of its excess earnings between 10.66% and 11.40% and 100% of any excess earnings above 11.40%. In July 2012, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested.

•
May 2012 - IPL filed a request with the IUB to increase annual rates for its Iowa retail gas customers by $15 million, or approximately 6% to recover increased capital investments since IPL’s last Iowa retail gas rate case filed in 2005. IPL’s request included a proposal to utilize regulatory liabilities to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. IPL is proposing to reduce customer bills over a three-year period by approximately $36 million in aggregate. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012, without regulatory review and subject to refund pending determination of final rates from the request.

•
May 2012 - IPL filed a request with the IUB for proposed changes to the energy adjustment clause rules in Iowa to include cost recovery of emission control chemicals and impacts of future EPA rule changes, including recovery of certain emission allowance costs. IPL also proposed to allow the option of including production tax credits related to future wind projects and renewable energy credit revenues in the energy adjustment clause rules.

•
May 2012 - The PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2013 as a result of a recently completed depreciation study. The updated depreciation rates reflect recovery of the remaining net book value of Nelson Dewey Units 1 and 2, and Edgewater Unit 3 over a 10-year period beginning January 1, 2013.

•
June 2012 - WPL filed a request with the PSCW to decrease annual rates for WPL’s retail electric customers by $25 million, or approximately 2%, to reflect anticipated decreases in retail fuel-related costs in 2013. Any rate changes granted from this request are expected to be effective on January 1, 2013.

Refer to “Rate Matters” for additional details regarding regulatory developments.

Environmental Matters
Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2012 that may impact Alliant Energy, IPL and WPL include:

•	March 2012 - FERC extended the deadline to install an agency-approved fish passage device at WPL’s Prairie du Sac hydro plant to July 1, 2015.

•
April 2012 - The EPA published proposed NSPS for GHG, including CO2 emissions from new fossil-fueled EGUs larger than 25 MW (not including simple-cycle combustion turbines), with an output-based emissions rate limitation of 1,000 pounds of CO2 per MWh. This emissions rate limitation is expected to be effective upon the EPA’s issuance of the final rule in the second quarter of 2013.

•
May 2012 - The EPA issued a final ozone NAAQS rule that classifies Sheboygan County in Wisconsin as marginal non-attainment, which requires this area to achieve the eight-hour ozone NAAQS of a level of 0.075 parts per million (ppm) by December 2015.

•
June 2012 - The EPA published a final CAVR rule that would allow BART obligations for SO2 and NOx emissions to be fulfilled by compliance with CSAPR. The EPA also finalized the Iowa and Minnesota CAVR plans, which will require compliance with CSAPR to fulfill BART requirements for SO2 and NOx emission reductions.

•
June 2012 - The EPA issued a proposed rule revising the PM2.5 NAAQS. The proposed rule would strengthen the annual standard from 15 ug/m3 to a level between 12 ug/m3 and 13 ug/m3. In addition, the proposal would set a new 24-hour standard to improve visibility as measured in deciviews of 28 to 30. The EPA is under a court order to issue the final rule by December 2012. Compliance with the final rule is expected to be required by 2019 for non-attainment areas designated in 2014.

Refer to “Environmental Matters” for additional details regarding environmental developments.

Liquidity and Capital Resources
Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL during 2012 include:

•	March 2012 - FERC authorized Corporate Services to issue up to $150 million in long-term debt securities and to maintain up to $200 million in short-term debt securities outstanding (including borrowings from its parent or other affiliates) during the period from March 31, 2012 through March 30, 2014.

•	March 2012 - IPL extended through March 2014 the purchase commitment from the third-party financial institution to which it sells its receivables.

•	April 2012 - Alliant Energy exercised its option under the corporate headquarters lease and purchased the building at the expiration of the lease term for $48 million.

•
May 2012 - WPL received authorization from the PSCW to arrange one or more interim credit facilities not to exceed 364 days in length for the prospective purchase of Riverside and to increase the short-term debt limit up to $700 million. This authorization expires the earlier of when such acquisition-related short-term debt has been refinanced with long-term debt, or January 31, 2014.

•
June 2012 - At June 30, 2012, Alliant Energy and its subsidiaries had $787 million of available capacity under their revolving credit facilities, $37 million of available capacity at IPL under its sales of accounts receivable program and $31 million of cash and cash equivalents.

Refer to “Liquidity and Capital Resources” for additional details regarding financing developments.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s, IPL’s and WPL’s strategic overview is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except as described below.

Generation Plans - One of the key components of Alliant Energy’s, IPL’s and WPL’s strategic plans is focused on a balanced and flexible portfolio of energy resources that will meet their customers’ near-term and long-term energy needs. The current generation plans include a diversified portfolio of energy resources:

•	Natural gas - purchasing and/or constructing new natural gas-fired EGUs;

•
Coal - implementing emission controls and performance upgrades at their newer, larger and most efficient coal-fired EGUs, and fuel switching at, and retirement of, certain older, smaller and less efficient coal-fired EGUs;

•	Nuclear - entering into a new nuclear generation PPA related to DAEC; and

•	Renewable - constructing a new wind generating facility at Resources and evaluating potential future development of existing wind sites.

Natural Gas-Fired Generation -
IPL’s Construction of a Natural Gas-Fired Electric Generating Facility - IPL expects to file in the fourth quarter of 2012 for regulatory approvals to construct an approximate 600 MW natural gas-fired combined-cycle electric generating facility in Marshalltown, Iowa. These filings include a GCU Certificate and an RPU filing, which are both required to be approved by the IUB prior to construction of the new facility. This new facility is expected to meet a portion of IPL’s long-term energy resource requirements caused by projected growth in customer demand and the impacts of retirements of IPL’s older, smaller and less efficient coal-fired EGUs discussed below and retirements of some of IPL’s older and smaller peaking units due to the age of such units and operational considerations. The cost of the new facility is projected to be between $650 million and $750 million, excluding AFUDC and transmission upgrade costs. IPL expects to receive required regulatory approvals for the new facility by the end of 2014. Subject to regulatory approvals of the new facility and the timing of such approvals, IPL expects to begin construction of the facility in 2014 and place it in service by the second quarter of 2017. Refer to “Liquidity and Capital Resources - Construction and Acquisition Expenditures” for details regarding the capital expenditures in 2012 through 2016 currently anticipated for this facility.

WPL’s Purchase of Riverside - In April 2012, the PSCW approved WPL’s CA application to acquire Riverside for approximately $393 million. Refer to “Rate Matters” for discussion of the recovery of the Riverside acquisition costs from WPL’s retail electric customers addressed in the PSCW’s order issued in July 2012 related to WPL’s Wisconsin retail electric and gas rate case (2013/2014 test period). In June 2012, FERC approved WPL’s application to acquire Riverside. WPL will evaluate whether any post-closing accounting filings with FERC are required, which may impact the amount of the purchase price that is recoverable from WPL’s wholesale customers. WPL’s purchase of Riverside would replace the 490 MW of electricity output currently obtained from the Riverside PPA to meet the long-term energy needs of its customers. Subject to receiving the remaining approval required under the HSR Act, WPL currently plans to complete the acquisition in December 2012.

Coal-Fired Generation -
Emission Control Projects - Alliant Energy’s, IPL’s and WPL’s strategic plans include new emission controls at IPL’s and WPL’s newer, larger and more efficient coal-fired EGUs to continue producing affordable energy for customers and to benefit the environment. Refer to “Environmental Compliance Plans” below for details regarding these emission control projects including the capital expenditures in 2012 through 2016 currently anticipated for these projects.

Generation Improvement Projects - Alliant Energy’s, IPL’s and WPL’s strategic plans include investments in performance and reliability improvements at their newer, larger and most efficient coal-fired EGUs including IPL’s Lansing Unit 4 and Ottumwa Unit 1, and WPL’s Edgewater Unit 5 and Columbia Units 1 and 2. Refer to “Liquidity and Capital Resources - Construction and Acquisition Expenditures” for details regarding the capital expenditures in 2012 through 2016 currently anticipated for these generation performance improvement projects.

Plant Retirements or Fuel Switching - Alliant Energy’s, IPL’s and WPL’s current strategic plans include the retirement of, or fuel switching at, several older and smaller EGUs. The following table provides a list of the EGUs recently retired as well as EGUs that may be retired or changed from coal-fired to an alternative fuel source in the next 5 years.

EGU (In-Service Year)	Nameplate Rated Capacity (a)	Actual / Expected Action
IPL:
Sixth Street Units (1900-1950)	85 MW	Retired in 2010
Dubuque Unit 2 (1929)	15 MW	Retired in 2010
M.L. Kapp Unit 1 (1947)	19 MW	Retired in 2010
Prairie Creek Unit 2 (1951)	23 MW	Retired in 2010
Sutherland Unit 2 (1955)	38 MW	Retired in 2010
Lansing Unit 2 (1949)	12 MW	Retired in 2010
Various gas-fired units	Approximately 400 MW	Specific retirement dates not yet determined (b)
Other units	Approximately 150 MW	Specific retirement dates not yet determined (b)
WPL:
Edgewater Unit 3 (1951)	60 MW	Retire by Dec. 31, 2015 (b)
Nelson Dewey Unit 1 (1959)	100 MW	Retire by Dec. 31, 2015 (b)
Nelson Dewey Unit 2 (1962)	100 MW	Retire by Dec. 31, 2015 (b)
Edgewater Unit 4 (1969)	225 MW (c)	Fuel switch or retire by Dec. 31, 2018

(a)
Nameplate rated capacity represents the amount of electricity an EGU is designed to produce. Each EGU is also assessed a generating capacity amount from MISO through its annual resource adequacy process. The generating capacity amount assessed by MISO is subject to change each year and is based upon the current performance capability of the EGU and is reduced based on historical forced outages.

(b)
The Midwest Independent Transmission System Operator (MISO) has indicated that the retirement of certain EGUs may result in reliability issues and that transmission upgrades are necessary to enable the retirement. Under the current MISO tariff, the specific timing for the retirement of these EGUs could depend on the timing of the required transmission upgrades as well as various operational, market and other factors.

(c)	Reflects WPL’s 68.2% ownership interest in Edgewater Unit 4.

IPL and WPL will work with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the final timing of these actions. The expected dates for the retirement or fuel switching of these units are subject to change depending on operational, regulatory, market and other factors. Alliant Energy, IPL and WPL will also continue to evaluate the potential retirement of other EGUs within their generation fleets.

Nuclear Generation -
IPL’s DAEC PPA - IPL expects to file in August 2012 for regulatory approvals to enter into a new PPA that was recently negotiated with NER, a subsidiary of NextEra Energy, Inc., for the purchase of energy and capacity generated by DAEC located near Palo, Iowa. These filings with the IUB will seek authority to recover the Iowa retail portion of the cost of the new PPA from Iowa retail electric customers through the energy adjustment clause. The terms of the PPA provide IPL the right to NER’s entire output quantities (70% of the total plant output) in exchange for payment from IPL to NER based on the amount of MWhs received by IPL. IPL has agreed to purchase 431 MWs of capacity and the resulting energy from DAEC for a term from the expiration of the existing PPA in February 2014 through December 31, 2025. Among the terms and conditions of the PPA are guarantees by NER to provide minimum amounts of capacity and energy. The PPA also contains provisions for the replacement of energy from alternative sources under certain conditions as well as provisions that convey to IPL the potential environmental attributes associated with its portion of the output from DAEC. IPL expects to receive required regulatory approvals for the new PPA by early 2013.

WPL’s Kewaunee PPA - WPL currently believes it is unlikely that it will enter into any long-term agreement with Dominion Resources, Inc. for the purchase of electricity generated by Kewaunee beyond the current Kewaunee PPA term, which extends through December 2013.

Wind Generation -
Resources’ Franklin County Wind Project - Alliant Energy has completed the foundations and is in the process of erecting the towers for the wind turbines for the project. Alliant Energy anticipates completion of the Franklin County wind project by the end of 2012 at an estimated cost of $235 million, excluding capitalized interest. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of the Franklin County wind project.

WPL’s Bent Tree Wind Project - In July 2012, the Wisconsin Supreme Court upheld the Dane County Circuit Court’s decision that denied the Petition for Review filed by the Wisconsin Industrial Energy Group, Inc. and Citizens Utility Board seeking judicial review of: 1) the PSCW’s 2008 interim order that determined WPL’s application for the Bent Tree - Phase I wind project must be reviewed under the CA statute and not the Certificate of Public Convenience and Necessity statute; and (2) the PSCW’s 2009 final order that granted WPL a CA to construct the Bent Tree - Phase I wind project.

IPL and WPL have additional wind sites that are available for future development. The timing of the future development of these additional wind sites will depend on numerous factors such as changes in customer demand, renewable portfolio standards, environmental requirements, electricity and fossil fuel prices, wind project costs, technology advancements and transmission capabilities.

Environmental Compliance Plans - Alliant Energy, IPL and WPL have developed environmental compliance plans to help ensure cost effective compliance with current and proposed environmental laws and regulations. The following provides current estimates of capital expenditures planned for 2012 through 2016 as well as the total project costs for emission control projects included in Alliant Energy’s, IPL’s and WPL’s current environmental compliance plans (in millions):

	Expected							Total
	In-Service							Project
Generating Unit	Date	Technology	2012	2013	2014	2015	2016	Cost
IPL:
George Neal Units 3 & 4 (a)	2013/2014	Scrubber & Baghouse	$35	$60	$30	$—	$—	$120-$140
Ottumwa Unit 1	2014	Scrubber & Baghouse	60	70	30	—	—	150-170
Lansing Unit 4	2015	Scrubber	—	15	15	20	—	45-55
Other		Various	—	50	35	5	5
			95	195	110	25	5
WPL:
Edgewater Unit 5	2012	SCR	60	5	—	—	—	145-155
Columbia Units 1 & 2	2014	Scrubber & Baghouse	120	145	30	—	—	280-310
Edgewater Unit 5	2016	Scrubber & Baghouse	—	10	55	195	155	390-430
Other		Various	—	10	5	5	15
			180	170	90	200	170
Alliant Energy			$275	$365	$200	$225	$175

(a)	George Neal Units 3 and 4 are operated by MidAmerican Energy Company (MidAmerican). IPL owns a 28% interest in George Neal Unit 3 and a 25.695% interest in George Neal Unit 4.

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Capital expenditure estimates are subject to change based on future changes to plant-specific costs of emission control technologies and environmental requirements.

IPL’s Emission Control Projects - In April 2012, IPL and MidAmerican each filed an updated EPB with the IUB. IPL’s EPB includes emission control projects for Ottumwa Unit 1 and Lansing Unit 4. MidAmerican’s EPB includes emission control projects for George Neal Units 3 and 4. Alliant Energy and IPL currently expect the IUB to issue their decisions on IPL’s and MidAmerican’s EPBs by the end of 2012.

WPL’s Emission Control Projects -
Edgewater Unit 5 - In July 2012, WPL filed a CA application with the PSCW to install a scrubber and baghouse system at Edgewater Unit 5 to reduce SO2 emissions at the generating facility. WPL expects a decision from the PSCW regarding this emission control project by the second quarter of 2013. Subject to regulatory approval of the project and the timing of such approvals, WPL expects to begin construction of the project in 2014 and place it in service in 2016. The scrubber and baghouse system is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, CSAPR or some alternative to these rules that may be implemented.

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

Recent Retail Base Rate Filings - Details of IPL’s and WPL’s recent retail base rate cases impacting their historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a)(b)	Interim Effective Date	Final Increase/(Decrease) Granted (b)	Actual/ Expected Final Effective Date
WPL:
Wisconsin 2013/2014 Test Period	E/G	May-12	N/A	N/A	E-$0;G-($13)	Jan-13
IPL:
Iowa 2011 Test Year	G	May-12	$9	Jun-12	TBD	Apr-13
Minnesota 2009 Test Year	E	May-10	14	Jul-10	8	Feb-12 (c)
Iowa 2009 Test Year	E	Mar-10	119	Mar-10	114	Apr-11

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

(b)
Base rate changes reflect both returns on additions to infrastructure and recovery of changes in costs incurred or expected to be incurred. Given a portion of the rate changes will offset changes in costs, revenues from rate changes should not be expected to result in an equal change in income for either IPL or WPL.

(c)
The final recovery amount for the Minnesota retail portion of IPL’s Whispering Willow - East wind project construction costs will be addressed in a separate proceeding that is currently expected to be completed in 2013.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In May 2012, after discussions with PSCW staff and major intervener groups, WPL filed a retail base rate filing based on a forward-looking test period that includes 2013 and 2014. The filing requested approval for WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The filing also requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2014. Recovery of the costs for the planned acquisition of Riverside, the SCR project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 are included in the request. The recovery of the costs for these capital projects are offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of changes in the amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. WPL’s May 2012 retail base rate filing included a return on common equity of 10.4% and the following related provisions: (1) WPL may request a change in retail base rates if its annual return on common equity falls below 8.5%; and (2) WPL must defer a portion of its earnings if its annual return on common equity exceeds 10.65%. The amount of earnings WPL must defer is equal to 50% of its excess earnings between 10.66% and 11.40% and 100% of any excess earnings above 11.40%. In addition, the filing requested WPL maintain its ability to request deferrals based on current practices. The retail base rate filing in May 2012 also included the following key assumptions (dollars in billions; Common Equity (CE); Preferred Equity (PE); Long-term Debt (LD); Short-term Debt (SD); Weighted-average Cost of Capital (WACC)):

Utility	Test	Regulatory Capital Structure				After-tax	Average
Type	Period	CE	PE	LD	SD	WACC	Rate Base
Electric	2013	49.3%	2.0%	45.5%	3.2%	7.8%	$2.1
Electric	2014	49.4%	1.9%	44.2%	4.5%	7.8%	2.2
Gas	2013	49.3%	2.0%	45.5%	3.2%	7.8%	0.2
Gas	2014	49.4%	1.9%	44.2%	4.5%	7.8%	0.2

In July 2012, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. The fuel-related cost component of WPL’s retail electric rates for 2013 and 2014 will be addressed in separate filings. Refer to “WPL’s Retail Fuel-related Rate Filings” below for information on WPL’s retail fuel-related cost filing for 2013. WPL currently expects to make a retail fuel-related cost filing for 2014 in the second or third quarter of 2013. Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of increases to “Regulatory assets” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets and regulatory-related credits to “Utility - Other operation and maintenance” in Alliant Energy’s and WPL’s Condensed Consolidated Statements of Income in the second quarter of 2012 as a result of the PSCW’s order authorizing WPL to recover previously incurred costs associated with the acquisition of a 25% interest in Edgewater Unit 5 and proposed clean air compliance plan projects.

IPL’s Iowa Retail Gas Rate Case (2011 Test Year) - In May 2012, IPL filed a request with the IUB to increase annual rates for its Iowa retail gas customers by $15 million, or approximately 6%. The request was based on a 2011 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital investments since IPL’s last Iowa retail gas rate case filed in 2005. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012, without regulatory review and subject to refund pending determination of final rates from the request.

The interim rate increase of $9 million and the request for a final rate increase of $15 million were calculated based on the following:

	Interim Rates	Final Rates Requested
Return on common equity (a) (b)	9.9%	10.9%
Regulatory capital structure:
Common equity	48.6%	48.7%
Preferred equity	5.3%	5.1%
Long-term debt	46.1%	46.2%
After-tax WACC (a) (b)	8.0%	8.5%
Average rate base	$258 million	$264 million

(a)
For interim rates, return on common equity and after-tax WACC reflects application of double leverage. Prior to the application of double leverage, return on common equity for interim rates is 10.4% and after-tax WACC is 8.3%.

(b)	For final rates, IPL has not applied double leverage to the return on common equity and after-tax WACC used for proposed final rates.

Tax Benefit Rider - IPL’s May 2012 retail gas rate case filing with the IUB included a proposal to utilize regulatory liabilities to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. IPL is proposing to reduce customer bills utilizing a tax benefit rider over a three-year period by approximately $36 million in aggregate.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010. The interim retail rate increase was approved by the MPUC, subject to refund pending determination of final rates from the request. In November 2011, IPL received an order from the MPUC establishing a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the temporary renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. Because the final rate increase level was below the interim retail rate increase level implemented in July 2010, IPL refunded $4 million to its Minnesota retail electric customers in the first half of 2012.

Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of changes to regulatory assets and regulatory liabilities in the second quarter of 2011 based on the MPUC’s decisions to provide IPL’s retail electric customers in Minnesota additional refunds from the gain on the sale of electric transmission assets in 2007 and to provide IPL recovery of $2 million of previously incurred costs for Sutherland #4. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of an impairment recognized in second quarter of 2011 based on the MPUC’s decision regarding the recovery of IPL’s Whispering Willow - East wind project costs.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In March 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, or approximately 10%, on an annual basis, effective March 20, 2010, without regulatory review and subject to refund pending determination of final rates. In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. Because the final rate increase level was below the interim rate increase level implemented in March 2010, IPL refunded $5 million to its Iowa retail customers in 2011.

Tax Benefit Rider - In January 2011, the IUB approved a tax benefit rider proposed by IPL in its Iowa retail electric rate case (2009 Test Year). The tax benefit rider, which was implemented in late February 2011, utilizes regulatory liabilities to credit bills of Iowa retail customers to help offset the impact of recent rate increases on such customers. These credits on customers’ electric bills reduce electric revenues each quarter based on customers’ kilowatt-hour usage, which is fairly consistent throughout each calendar year. The tax benefit rider also results in a reduction in income tax expense from the benefits of the tax initiatives. While the tax benefit rider is not expected to have a material impact on total year earnings, it does result in considerable quarterly variations in earnings due to the accounting rules for recording income taxes in interim financial statements. According to these rules, the offsetting tax benefits from the tax benefit rider are recorded based on the percentage of annual expected earnings each quarter, which fluctuates significantly causing considerable quarterly variation in the income tax benefits from the tax benefit rider. Increases (decreases) in earnings from the impact of the tax benefit rider for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2012	2011	2012	2011
Alliant Energy parent company	$4	$4	$10	$6
IPL	(6)	(10)	(15)	(7)
Alliant Energy	($2)	($6)	($5)	($1)

As of June 30, 2012, Alliant Energy’s and IPL’s remaining regulatory liabilities related to the tax benefit rider were $309 million, which includes amounts attributable to both electric and gas retail customers in Iowa. The final amount of regulatory liabilities returned to customers under the tax benefit rider is dependent on the amount of tax benefits sustained under IRS audit and therefore is subject to change and could result in material changes to regulatory liabilities, income tax expense and revenues in the future. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” and “Results of Operations - Income Taxes” for additional discussion of the impact of the tax benefit rider on Alliant Energy’s and IPL’s income tax expense and effective income tax rates.

WPL’s Retail Fuel-related Rate Filings -
2013 Test Year - In June 2012, WPL filed a request with the PSCW to decrease annual rates for WPL’s retail electric customers by $25 million, or approximately 2%, to reflect anticipated decreases in retail fuel-related costs in 2013. Any rate changes granted from this request are expected to be effective on January 1, 2013.

2012 Test Year - In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million related to expected changes in retail fuel-related costs for 2012. The December 2011 order also required WPL to defer direct CSAPR compliance costs that are not included in the fuel monitoring level and set a zero percent tolerance band for the CSAPR-related deferral. The 2012 fuel-related costs, excluding deferred CSAPR compliance costs, will be monitored using an annual bandwidth of plus or minus 2%. The retail electric rate increase granted from this request was effective January 1, 2012. Retail fuel-related costs incurred by WPL for the period from January 2012 through June 2012 were lower than retail fuel-related costs used to determine rates. WPL currently projects that its retail fuel-related costs for the 2012 calendar year will remain lower than the approved fuel monitoring level by more than the 2% bandwidth resulting in future refunds anticipated to be paid to WPL’s retail electric customers. As of June 30, 2012, Alliant Energy and WPL recorded $4 million in regulatory liabilities on their Condensed Consolidated Balance Sheets for refunds anticipated to be paid to WPL’s retail electric customers.

Proposed Rule Changes -
Proposed Changes to Energy Adjustment Clause Rules in Iowa - In May 2012, IPL filed a request with the IUB for proposed changes to the energy adjustment clause rules in Iowa. IPL proposed modifications to include cost recovery of emission control chemicals and impacts of future EPA rule changes, including recovery of certain emission allowance costs. IPL also proposed to allow the option of including production tax credits related to future wind projects and renewable energy credit revenues in the energy adjustment clause rules. IPL’s production tax credits related to its Whispering Willow - East wind project are currently being recovered in base rates. In July 2012, the IUB issued a decision opening a rulemaking proceeding on IPL’s request for the proposed changes to the energy adjustment clause rules and set a procedural schedule, including a public hearing in September 2012.

Other -
WPL Depreciation Study - In May 2012, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2013 as a result of a recently completed depreciation study. The updated depreciation rates reflect recovery of the remaining net book value of Nelson Dewey Units 1 and 2, and Edgewater Unit 3 over a 10-year period beginning January 1, 2013. Refer to “Strategic Overview” for details of anticipated retirements of Nelson Dewey Units 1 and 2, and Edgewater Unit 3. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of the depreciation study.

ENVIRONMENTAL MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s environmental matters is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except as described below.

Air Quality -
CAVR - In June 2012, the EPA published a final rule that would allow BART obligations for SO2 and NOx emissions to be fulfilled by compliance with CSAPR. In June 2012, the EPA also finalized the Iowa and Minnesota CAVR plans, which will require compliance with CSAPR to fulfill BART requirements for SO2 and NOx emission reductions. The EPA’s assessment of the relationship for the CAVR’s BART requirements relative to CAIR and CSAPR remains uncertain pending the D.C. Circuit Court’s review of these regulations. In addition, there are uncertainties whether additional emission reductions could be required to address regional haze impacts beyond BART. Alliant Energy, IPL and WPL are unable to predict with certainty the impact that CAVR might have on the operations of their existing EGUs until the EPA finalizes the CAVR plan for Wisconsin and legal challenges to CSAPR are resolved.

Ozone NAAQS Rule - In 2008, the EPA announced reductions in the primary NAAQS for eight-hour ozone to a level of 0.075 ppm from the previous standard of 0.08 ppm. In May 2012, the EPA issued a final rule that classifies Sheboygan County in Wisconsin as marginal non-attainment, which requires this area to achieve the eight-hour ozone NAAQS by December 2015. WPL operates Edgewater and the Sheboygan Falls Energy Facility in Sheboygan County, Wisconsin. The final rule does not list any areas as ozone non-attainment in Iowa or Minnesota that impact IPL. The EPA indicated that it expects to issue another rule in late 2012 to assist state agencies in developing SIPs. The SIPs will explain what actions and emissions reductions may be required for compliance to achieve attainment. The Edgewater Unit 5 SCR system is expected to assist with possible compliance obligations under an ozone NAAQS SIP for Wisconsin. Given the Wisconsin DNR has not yet issued an eight-hour ozone non-attainment SIP, Alliant Energy and WPL are currently unable to predict with certainty the impact of the ozone NAAQS changes for Sheboygan County, Wisconsin on their financial condition and results of operations.

Fine Particle NAAQS Rule - In June 2012, the EPA issued a proposed rule revising the PM2.5 NAAQS. The proposed rule would strengthen the annual standard from 15 ug/m3 to a level between 12 ug/m3 and 13 ug/m3. In addition, the proposal would set a new 24-hour standard to improve visibility as measured in deciviews of 28 to 30. A deciview is a measurement scale representing perceptible changes in visibility. The EPA is under a court order to issue the final rule by December 2012. The EPA is expected to designate non-attainment areas for the revised PM2.5 NAAQS by December 2014. States with areas designated as non-attainment will be required to submit PM2.5 NAAQS SIPs within three years of the effective date of area designations by the EPA. The SIPs will explain what actions are needed in the non-attainment areas to achieve compliance with primary PM2.5 NAAQS. Compliance with the final rule is expected to be required by 2019 for non-attainment areas designated in 2014. Given the EPA has not yet designated non-attainment areas and the PM2.5 NAAQS SIPs have not been issued, Alliant Energy, IPL and WPL are currently unable to predict with certainty the potential impact of the EPA’s proposed PM2.5 NAAQS rule on their financial condition and results of operations.

Air Permit Renewal Challenges -
Columbia - In June 2012, Alliant Energy received a notice from the EPA Region V of its proposal for WPL to apply for a Federal Part 71 operation permit since the Wisconsin DNR has not addressed the EPA’s objections to the Title V operation permit issued by the Wisconsin DNR to Columbia. Alliant Energy has 90 days to comment on the EPA’s proposal. If the EPA decides to require the submittal of an operation permit, it would be due within six months of the EPA’s notice to Alliant Energy. Alliant Energy and WPL believe the previously issued Title V operation permit for Columbia is still valid. Alliant Energy and WPL are currently unable to predict with certainty the outcome of this matter and the impact on their financial condition or results of operations.

Air Permitting Violation Claims - Refer to Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of an NOV issued by the EPA in 2009 and complaints filed by the Sierra Club in 2010 regarding alleged air permitting violations at Nelson Dewey, Columbia and Edgewater.

Water Quality -
Hydroelectric Fish Passages Device - In March 2012, FERC extended the deadline to install an agency-approved fish passage device at WPL’s Prairie du Sac hydro plant to July 1, 2015. Alliant Energy and WPL believe the required capital investments and/or modifications to install the fish passage device at the facility are expected to be approximately $15 million.

Land and Solid Waste -
MGP Sites - Refer to Note 11(e) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

GHG Emissions -
EPA NSPS for GHG Emissions from Electric Utilities - In April 2012, the EPA published proposed NSPS for GHG, including CO2 emissions from new fossil-fueled EGUs larger than 25 MW (not including simple-cycle combustion turbines), with an output-based emissions rate limitation of 1,000 pounds of CO2 per MWh. This emissions rate limitation is expected to be effective upon the EPA’s issuance of the final rule in the second quarter of 2013. The proposed NSPS for new EGUs is expected to apply to IPL’s proposed construction of an approximate 600 MW natural gas-fired combined-cycle electric generating facility in Marshalltown, Iowa, which will be designed to achieve compliance with the proposed CO2 emissions rate limitation. The proposed GHG NSPS rule is subject to legal challenge that is pending in the D.C. Circuit Court. The EPA announced the issuance of proposed regulations for existing EGUs will be delayed and has not yet established a new schedule. Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome of this proposed standard, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

Other Environmental Matters - IPL, the EPA, the State of Iowa and the Sierra Club are in discussions regarding CAA issues associated with IPL’s Iowa operations. Alliant Energy and IPL believe that they are in compliance with the CAA. IPL is pursuing these discussions because IPL believes there is an opportunity to reach an agreement among the parties that avoids potential litigation and the long-term planning and operational uncertainty associated with such litigation. Alliant Energy and IPL believe that any agreement could contain terms similar to those seen in other EPA CAA settlements, including, among others, the installation of emission controls, the retirement or fuel switching of EGUs, compliance with specified emission rates and emission caps, beneficial environmental mitigation projects and penalties. Alliant Energy and IPL are currently unable to predict with certainty the outcome of these discussions and the impact on their financial condition or results of operations.

LEGISLATIVE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s legislative matters is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except as described below.

Federal Tax Legislation -
Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) - In 2010, the SBJA and the Act were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL were provisions related to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through December 31, 2012. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of the SBJA and the Act, including estimated bonus depreciation deductions expected to be claimed on Alliant Energy’s 2012 federal income tax return.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s second quarter 2012 and 2011 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s earnings for the three and six months ended June 30, 2012 and 2011 are discussed below.

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

Second Quarter 2012 vs. Second Quarter 2011 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$224.3	$215.9	4%	1,734	1,681	3%
Commercial	146.3	143.3	2%	1,534	1,488	3%
Industrial	183.4	181.5	1%	2,864	2,895	(1%)
Retail subtotal	554.0	540.7	2%	6,132	6,064	1%
Sales for resale:
Wholesale	43.7	46.4	(6%)	778	812	(4%)
Bulk power and other	3.0	21.7	(86%)	362	670	(46%)
Other	11.9	11.7	2%	37	37	—%
Total revenues/sales	612.6	620.5	(1%)	7,309	7,583	(4%)
Electric production fuel expense	67.8	96.0	(29%)
Energy purchases expense	101.1	84.7	19%
Purchased electric capacity expense	70.7	67.2	5%
Margins	$373.0	$372.6	—%

Electric margins were relatively flat for the second quarter of 2012 compared to the same period in 2011. Increases were primarily due to an estimated $11 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories and a $2 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses at WPL. Estimated increases to Alliant Energy’s electric margins from the impacts of weather during the second quarters of 2012 and 2011 were $13 million and $2 million, respectively. These items were offset by $3 million of decreased revenues due to higher credits on Iowa retail electric customers’ bills resulting from the tax benefit rider in the second quarter of 2012 compared to the same period in 2011. Other decreases to electric margins included $2 million of higher purchased electric capacity expenses at IPL related to the DAEC PPA, $2 million of higher purchased electric capacity expenses at WPL related to the Kewaunee PPA and lower weather-normalized sales volumes at WPL. The tax benefit rider resulted in $20 million and $17 million of credits on Iowa retail electric customers’ bills in the second quarters of 2012 and 2011, respectively. IPL’s tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expense for the year ended December 31, 2012.

First Half 2012 vs. First Half 2011 Summary - Electric margins and MWh sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$442.5	$456.3	(3%)	3,597	3,705	(3%)
Commercial	279.2	286.0	(2%)	3,049	3,021	1%
Industrial	347.4	351.1	(1%)	5,679	5,607	1%
Retail subtotal	1,069.1	1,093.4	(2%)	12,325	12,333	—%
Sales for resale:
Wholesale	87.0	92.4	(6%)	1,535	1,655	(7%)
Bulk power and other	5.8	33.4	(83%)	447	1,142	(61%)
Other	23.1	21.6	7%	74	75	(1%)
Total revenues/sales	1,185.0	1,240.8	(4%)	14,381	15,205	(5%)
Electric production fuel expense	138.7	206.1	(33%)
Energy purchases expense	190.1	168.6	13%
Purchased electric capacity expense	132.2	125.0	6%
Margins	$724.0	$741.1	(2%)

Electric margins decreased $17 million, or 2%, primarily due to $16 million of decreased revenues due to higher credits on Iowa retail electric customers’ bills resulting from the tax benefit rider in the first half of 2012 compared to the same period in 2011 and an estimated $5 million decrease in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories. Other decreases to electric margins included $4 million of higher purchased electric capacity expenses at WPL related to the Kewaunee PPA, $3 million of higher purchased electric capacity expenses at IPL related to the DAEC PPA, $2 million of lower energy conservation revenues at IPL and lower weather-normalized sales volumes at WPL. The tax benefit rider resulted in $40 million and $24 million of credits on Iowa retail electric customers’ bills in the first half of 2012 and 2011, respectively. IPL’s tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expense for the year ended December 31, 2012. Estimated increases to Alliant Energy’s electric margins from the impacts of weather during the first half of 2012 and 2011 were $1 million and $6 million, respectively. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses included in other operation and maintenance expenses. These items were partially offset by a $7 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses at WPL, $6 million of higher revenues at IPL related to changes in recovery mechanisms for transmission costs due to the transmission rider implemented in the first quarter of 2011 and an increase in weather-normalized sales volumes at IPL. The higher transmission rider revenues were offset by higher electric transmission service expenses.

Weather Conditions - Heating degree days (HDD) and cooling degree days (CDD) in Alliant Energy’s service territories for the three and six months ended June 30 were as follows:

	Three Months			Six Months
	Actual			Actual
	2012	2011	Normal	2012	2011	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	510	779	700	3,202	4,369	4,125
Madison, Wisconsin (WPL)	652	912	836	3,369	4,588	4,347
CDD (a):
Cedar Rapids, Iowa (IPL)	317	213	221	345	213	222
Madison, Wisconsin (WPL)	310	192	176	336	192	176

(a)
HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65-degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense decreased $28 million, or 29%, and $67 million, or 33%, for the three- and six-month periods, respectively. Alliant Energy’s energy purchases expense increased $16 million, or 19%, and $22 million, or 13%, for the three- and six-month periods, respectively. The changes in

Alliant Energy’s electric production fuel expense and energy purchases expense were largely due to lower MISO dispatch of Alliant Energy’s generating facilities in the second quarter and first half of 2012 compared to the same periods in 2011. Alliant Energy’s generating facilities were dispatched at a lower level during the second quarter and first half of 2012 because electricity could be purchased in the MISO market at prices that were lower than the cost to generate electricity at certain of Alliant Energy’s generating facilities. The impact of changes in electricity volumes generated from Alliant Energy’s generating facilities was largely offset by the impact of the changes in energy volumes purchased and changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred during the second quarter and first half of 2012 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $2 million and $3 million during the second quarter and first half of 2012, respectively. WPL’s retail fuel-related costs incurred during the first half of 2011 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $4 million during the first half of 2011.

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

	Three Months		Six Months
	2012	2011	2012	2011
DAEC PPA (IPL)	$36	$34	$76	$73
Kewaunee PPA (WPL)	14	12	29	25
Riverside PPA (WPL)	20	20	26	26
Other	1	1	1	1
	$71	$67	$132	$125

Sales Trends - Retail sales volumes increased 1% in the second quarter of 2012 and were relatively flat in the first half of 2012 compared to the same periods in 2011. The increase in retail sales volumes in the second quarter of 2012 was primarily due to warmer weather conditions during the second quarter of 2012, partially offset by decreased sales to WPL’s industrial class customers caused by a production outage at one of WPL’s largest customers. Retail sales volumes during the first half of 2012 were relatively flat as decreased weather-normalized sales to residential customers were offset by increased sales to IPL’s industrial customers and the impact of the extra day of sales due to the leap year. Alliant Energy believes the decrease in weather-normalized residential sales volumes is largely due to energy efficiency improvements implemented by customers and changes in customers’ usage patterns driven by economic challenges. The increased sales to IPL’s industrial customers is largely due to increased production requirements at several of IPL’s larger customers.

Wholesale sales volumes decreased 4% in the second quarter of 2012 and decreased 7% in the first half of 2012 compared to the same periods in 2011, primarily due to the impact of changes in sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market. This item was partially offset by increased sales to wholesale customers in the second quarter of 2012 due to the warmer weather conditions.

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

Refer to “Rate Matters” for discussion of retail rate cases including a retail electric base rate freeze at WPL through December 31, 2014. Refer to “Other Future Considerations” for discussion of warmer than normal weather conditions in July 2012, drought conditions in the Midwest in 2012, and a large IPL wholesale electric customer that is attempting to invoke an early termination provision of its wholesale power supply agreement with IPL.

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

Second Quarter 2012 vs. Second Quarter 2011 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$27.4	$37.5	(27%)	2,761	3,592	(23%)
Commercial	13.6	19.9	(32%)	2,283	2,655	(14%)
Industrial	1.9	3.9	(51%)	463	685	(32%)
Retail subtotal	42.9	61.3	(30%)	5,507	6,932	(21%)
Transportation/other	7.1	5.8	22%	13,888	12,130	14%
Total revenues/sales	50.0	67.1	(25%)	19,395	19,062	2%
Cost of gas sold	18.6	34.8	(47%)
Margins	$31.4	$32.3	(3%)

First Half 2012 vs. First Half 2011 Summary - Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$125.9	$172.6	(27%)	13,288	17,693	(25%)
Commercial	68.8	96.0	(28%)	9,386	11,746	(20%)
Industrial	7.8	14.1	(45%)	1,415	2,131	(34%)
Retail subtotal	202.5	282.7	(28%)	24,089	31,570	(24%)
Transportation/other	14.6	13.4	9%	27,008	26,104	3%
Total revenues/sales	217.1	296.1	(27%)	51,097	57,674	(11%)
Cost of gas sold	123.4	191.2	(35%)
Margins	$93.7	$104.9	(11%)

Gas margins decreased $11 million, or 11%, for the six-month period largely due to an estimated $16 million decrease in gas margins from changes in sales caused by weather conditions in Alliant Energy’s service territories. Estimated increases (decreases) to Alliant Energy’s gas margins from the impacts of weather for the first half of 2012 and 2011 were ($12) million and $4 million, respectively. This item was partially offset by an increase in weather-normalized sales volumes. Alliant Energy believes the increase in weather-normalized sales volumes is partially due to low natural gas prices.

Refer to “Utility Electric Margins” for details of Alliant Energy’s HDD data and “Rate Matters” for discussion of retail rate cases including a retail gas base rate increase for IPL’s Iowa customers effective June 4, 2012 and a retail gas base rate decrease for WPL’s customers effective January 1, 2013.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense for the utilities increased $7 million for the six-month period primarily due to changes in transmission costs at IPL related to transmission services from ITC Midwest LLC (ITC). The increase was primarily due to $4 million of higher electric transmission service costs billed by ITC to IPL in the first half of 2012 compared to the same period in 2011 due to a modest increase in transmission service rates and the impact of IPL utilizing regulatory liabilities to credit a portion of the transmission service expenses billed to IPL by ITC during the first half of 2011. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through the transmission cost rider resulting in an offsetting increase in electric revenues.

Utility Other Operation and Maintenance Expenses - Alliant Energy’s other operation and maintenance expenses for the utilities decreased $31 million and $42 million for the three- and six-month periods, respectively, due to the following reasons (amounts represent variances between the periods in millions):

Second Quarter 2012 vs. Second Quarter 2011 Summary:

	Alliant Energy	IPL	WPL
Regulatory-related charges and credits from IPL’s Minnesota electric rate case oral decision recorded in the second quarter of 2011 (a)	($11)	($11)	$—
Additional benefits costs for the Cash Balance Plan in the second quarter of 2011 (b)	(9)	(6)	(3)
Regulatory asset impairments in the second quarter of 2011 (c)	(6)	(1)	(5)
Regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in the second quarter of 2012 (c)	(5)	—	(5)
Lower generation operation and maintenance expenses at IPL (e)	(2)	(2)	—
Other (primarily changes in other administrative and general expenses)	2	3	(1)
	($31)	($17)	($14)

First Half 2012 vs. First Half 2011 Summary:

	Alliant Energy	IPL	WPL
Regulatory-related charges and credits from IPL’s Minnesota electric rate case oral decision recorded in the second quarter of 2011 (a)	($11)	($11)	$—
Additional benefits costs for the Cash Balance Plan in the second quarter of 2011 (b)	(9)	(6)	(3)
Regulatory asset impairments in the second quarter of 2011 (c)	(6)	(1)	(5)
Regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in the second quarter of 2012 (c)	(5)	—	(5)
Wind site impairment charge at WPL in the first quarter of 2011 (d)	(5)	—	(5)
Lower generation operation and maintenance expenses at IPL (e)	(4)	(4)	—
Lower energy conservation expenses at IPL (f)	(2)	(2)	—
Other (primarily changes in other administrative and general expenses)	—	(3)	3
	($42)	($27)	($15)

(a)
Refer to Notes 1(b) and 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of regulatory-related charges and credits incurred by Alliant Energy and IPL in the second quarter of 2011 due to the oral decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year).

(b)
Refer to Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of additional benefit costs incurred by Alliant Energy, IPL and WPL in the second quarter of 2011 resulting from an amendment to the Cash Balance Plan.

(c)
Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of asset impairment charges recognized by Alliant Energy and WPL in the second quarter of 2011 and regulatory-related credits recorded by Alliant Energy and WPL in the second quarter of 2012 due to the decision by the PSCW in WPL’s Wisconsin retail electric and gas rate case (2013/2014 test period).

(d)	Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of the wind site impairment charge recorded by WPL in the first quarter of 2011.

(e)	Primarily resulting from the timing of maintenance projects at IPL’s electric generating facilities.

(f)	Changes in energy conservation expenses at Alliant Energy and IPL are largely offset by changes in energy conservation revenues at Alliant Energy and IPL.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $5 million for the six-month period, primarily due to higher depreciation rates at IPL during the first half of 2012 compared to the same period in 2011 resulting from IPL’s most recent depreciation study, and property additions.

AFUDC - AFUDC increased $2 million and $3 million for the three- and six-month periods, respectively, primarily due to AFUDC recognized in 2012 for WPL’s emission controls projects at Columbia Units 1 and 2, and Edgewater Unit 5.

Interest Expense - Alliant Energy’s interest expense decreased $2 million and $3 million for the three- and six-month periods, respectively, primarily due to capitalized interest recognized in 2012 for the Franklin County wind project.

Income Taxes - Details of the effective income tax rates for Alliant Energy’s continuing operations during the three and six months ended June 30 were as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State apportionment changes	—	—	9.7	—
Wisconsin Tax Legislation enacted in June 2011	—	(43.7)	—	(13.1)
IPL’s tax benefit rider	(11.7)	(7.8)	(11.9)	(8.6)
Production tax credits	(6.3)	(5.3)	(6.6)	(5.5)
Other items, net	2.5	(4.1)	2.1	—
Overall income tax rate	19.5%	(25.9%)	28.3%	7.8%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of state apportionment changes, Wisconsin Tax Legislation enacted in the second quarter of 2011, IPL’s tax benefit rider and production tax credits.

Income (Loss) from Discontinued Operations, Net of Tax - Refer to Note 13 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Preferred Dividend Requirements of Subsidiaries - Preferred dividend requirements of subsidiaries decreased $3 million for the six-month period primarily due to a $2 million charge in the first quarter of 2011 related to IPL’s redemption of its 7.10% Series C Cumulative Preferred Stock in 2011.

IPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock increased $19 million primarily due to higher electric sales from warmer than normal weather conditions in the second quarter of 2012, regulatory-related charges and credits incurred in the second quarter of 2011 due to the oral decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year) and additional benefits costs incurred in the second quarter of 2011 resulting from an amendment to the Cash Balance Plan.

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

Second Quarter 2012 vs. Second Quarter 2011 Summary - Electric margins and MWh sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$120.4	$116.7	3%	922	905	2%
Commercial	86.4	83.9	3%	977	937	4%
Industrial	98.6	97.0	2%	1,759	1,760	—%
Retail subtotal	305.4	297.6	3%	3,658	3,602	2%
Sales for resale:
Wholesale	7.0	7.4	(5%)	103	102	1%
Bulk power and other	1.7	10.5	(84%)	64	285	(78%)
Other	6.9	8.4	(18%)	21	22	(5%)
Total revenues/sales	321.0	323.9	(1%)	3,846	4,011	(4%)
Electric production fuel expense	38.2	45.7	(16%)
Energy purchases expense	43.8	41.7	5%
Purchased electric capacity expense	36.0	34.6	4%
Margins	$203.0	$201.9	1%

Electric margins increased $1 million, or 1%, primarily due to an estimated $6 million increase in electric margins from changes in sales caused by weather conditions in IPL’s service territory. Estimated increases to IPL’s electric margins from the impacts of weather during the second quarters of 2012 and 2011 were $6 million and $0, respectively. These items were partially offset by $3 million of decreased revenues in the second quarter of 2012 due to additional credits on Iowa retail electric customers’ bills resulting from the tax benefit rider and $2 million of higher purchased electric capacity expenses related to the DAEC PPA. The tax benefit rider resulted in $20 million and $17 million of credits on Iowa retail electric customers’ bills in the second quarters of 2012 and 2011, respectively. IPL’s tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expenses for the year ended December 31, 2012.

First Half 2012 vs. First Half 2011 Summary - Electric margins and MWh sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$236.0	$248.6	(5%)	1,943	2,034	(4%)
Commercial	161.9	168.4	(4%)	1,930	1,903	1%
Industrial	185.8	192.4	(3%)	3,518	3,457	2%
Retail subtotal	583.7	609.4	(4%)	7,391	7,394	—%
Sales for resale:
Wholesale	13.1	14.1	(7%)	202	207	(2%)
Bulk power and other	3.1	16.5	(81%)	109	474	(77%)
Other	14.2	14.1	1%	41	43	(5%)
Total revenues/sales	614.1	654.1	(6%)	7,743	8,118	(5%)
Electric production fuel expense	71.1	106.9	(33%)
Energy purchases expense	85.0	77.3	10%
Purchased electric capacity expense	77.0	73.9	4%
Margins	$381.0	$396.0	(4%)

Electric margins decreased $15 million, or 4%, primarily due to $16 million of decreased revenues in the first half of 2012 due to additional credits on Iowa retail electric customers’ bills resulting from the tax benefit rider and an estimated $5 million decrease in electric margins from changes in sales caused by weather conditions in IPL’s service territory. Electric margins were also decreased by $3 million of higher purchased electric capacity expenses related to the DAEC PPA and $2 million of lower energy conservation revenues. The tax benefit rider resulted in $40 million and $24 million of credits on Iowa retail electric customers’ bills in the first half of 2012 and 2011, respectively. IPL’s tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expenses for the year ended December 31, 2012. Estimated increases (decreases) to IPL’s electric margins from the impacts of weather during the first half of 2012 and 2011 were ($2) million and $3 million, respectively. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses included in other operation and maintenance expenses. These items were partially offset by $6 million of higher revenues related to changes in recovery mechanisms for transmission costs due to the transmission rider and an increase in weather-normalized retail sales volumes. The higher transmission rider revenues were offset by higher electric transmission service expenses.

Refer to “Alliant Energy's Results of Operations - Utility Electric Margins” for details on IPL’s HDD and CDD data, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses and sales trends.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Second Quarter 2012 vs. Second Quarter 2011 Summary - Gas margins and Dth sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$14.5	$20.8	(30%)	1,325	1,944	(32%)
Commercial	6.9	11.2	(38%)	1,058	1,436	(26%)
Industrial	1.4	3.6	(61%)	364	613	(41%)
Retail subtotal	22.8	35.6	(36%)	2,747	3,993	(31%)
Transportation/other	4.0	3.1	29%	7,203	6,664	8%
Total revenues/sales	26.8	38.7	(31%)	9,950	10,657	(7%)
Cost of gas sold	10.3	20.9	(51%)
Margins	$16.5	$17.8	(7%)

First Half 2012 vs. First Half 2011 Summary - Gas margins and Dth sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$68.3	$98.6	(31%)	7,316	10,199	(28%)
Commercial	37.4	54.6	(32%)	5,092	6,472	(21%)
Industrial	5.6	10.3	(46%)	1,074	1,553	(31%)
Retail subtotal	111.3	163.5	(32%)	13,482	18,224	(26%)
Transportation/other	8.3	7.1	17%	15,096	14,093	7%
Total revenues/sales	119.6	170.6	(30%)	28,578	32,317	(12%)
Cost of gas sold	67.6	113.5	(40%)
Margins	$52.0	$57.1	(9%)

Gas margins decreased $5 million, or 9%, for the six-month period largely due to an estimated $8 million decrease in gas margins from changes in sales caused by weather conditions in IPL’s service territory. Estimated increases (decreases) to IPL’s gas margins from the impacts of weather during the first half of 2012 and 2011 were ($6) million and $2 million, respectively. This item was partially offset by an increase in weather-normalized sales volumes.

Refer to “Alliant Energy's Results of Operations - Utility Electric Margins” for details of IPL’s HDD data. Refer to “Rate Matters” for discussion of retail rate cases including a retail gas base rate increase for IPL’s Iowa customers effective June 4, 2012.

Electric Transmission Service Expense - Electric transmission service expense increased $7 million for the six-month period primarily due to changes in transmission costs related to transmission services from ITC. The increase was primarily due to $4 million of higher electric transmission service costs billed by ITC to IPL in the first half of 2012 compared to the same period last year due to a modest increase in transmission service rates and the impact of IPL utilizing regulatory liabilities to credit a portion of the transmission service expenses billed to IPL by ITC during the first half of 2011. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through the transmission cost rider resulting in an offsetting increase in electric revenues.

Other Operation and Maintenance Expenses -
Second Quarter 2012 vs. Second Quarter 2011 Summary - Other operation and maintenance expenses decreased $17 million primarily due to $11 million of regulatory-related charges and credits incurred by IPL in the second quarter of 2011 due to the oral decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year), $6 million of additional benefits costs in the second quarter of 2011 resulting from an amendment to the Cash Balance Plan, $2 million of lower generation operation and maintenance expenses primarily resulting from the timing of maintenance projects and $1 million of regulatory asset impairment charges recorded in the second quarter of 2011. These items were partially offset by increases in other administrative and general expenses.

First Half 2012 vs. First Half 2011 Summary - Other operation and maintenance expenses decreased $27 million primarily due to $11 million of regulatory-related charges and credits incurred by IPL in the second quarter of 2011 due to the oral decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year), $6 million of additional benefits costs in the second quarter of 2011 resulting from an amendment to the Cash Balance Plan, $4 million of lower generation operation and maintenance expenses primarily resulting from the timing of maintenance projects, $2 million of lower energy conservation expenses, $1 million of regulatory asset impairment charges recorded in the second quarter of 2011 and decreases in other administrative and general expenses. Changes in energy conservation expenses were largely offset by changes in energy conservation revenues included in electric and gas margins.

Refer to “Alliant Energy's Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $5 million for the six-month period, primarily due to higher depreciation rates during the first half of 2012 as compared to the same period in 2011 resulting from IPL’s most recent depreciation study, and property additions.

Income Taxes - IPL’s effective income tax rates for the second quarter of 2012 and 2011 were (12.0%) and (233.3%), respectively. The comparison of effective income tax rates between these two periods is not meaningful given the dramatic impacts of the tax benefit rider and production tax credits on the effective income tax rate for the second quarter of 2011, caused by the low income before income taxes for such period. Details of IPL’s effective income tax rates during the six months ended June 30 were as follows:

	2012	2011
Statutory federal income tax rate	35.0%	35.0%
State apportionment changes	34.6	—
Tax benefit rider	(35.5)	(21.9)
Production tax credits	(8.9)	(6.3)
Other items, net	(2.6)	(3.4)
Overall income tax rate	22.6%	3.4%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of state apportionment changes, the tax benefit rider and production tax credits.

Preferred Dividend Requirements of Subsidiaries - Preferred dividend requirements of subsidiaries decreased $3 million for the six-month period primarily due to a $2 million charge in the first quarter of 2011 related to IPL’s redemption of its 7.10% Series C Cumulative Preferred Stock in 2011.

WPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - WPL’s earnings available for common stock increased $11 million primarily due to higher electric sales from warmer than normal weather conditions in the second quarter of 2012, regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in the second quarter of 2012, regulatory asset impairments recorded in the second quarter of 2011 and additional benefits costs incurred in the second quarter of 2011 resulting from an amendment to the Cash Balance Plan.

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

Second Quarter 2012 vs. Second Quarter 2011 Summary - Electric margins and MWh sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$103.9	$99.2	5%	812	776	5%
Commercial	59.9	59.4	1%	557	551	1%
Industrial	84.8	84.5	—%	1,105	1,135	(3%)
Retail subtotal	248.6	243.1	2%	2,474	2,462	—%
Sales for resale:
Wholesale	36.7	39.0	(6%)	675	710	(5%)
Bulk power and other	1.3	11.2	(88%)	298	385	(23%)
Other	5.0	3.3	52%	16	15	7%
Total revenues/sales	291.6	296.6	(2%)	3,463	3,572	(3%)
Electric production fuel expense	29.6	50.3	(41%)
Energy purchases expense	57.3	43.0	33%
Purchased electric capacity expense	34.7	32.6	6%
Margins	$170.0	$170.7	—%

Electric margins decreased $1 million, primarily due to $2 million of higher purchased electric capacity expenses related to the Kewaunee PPA and a decrease in weather-normalized sales volumes. These items were largely offset by an estimated $5 million increase in electric margins from changes in sales caused by weather conditions in WPL’s service territory and a $2 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses. Estimated increases to WPL’s electric margins from the impacts of weather during the second quarters of 2012 and 2011 were $7 million and $2 million, respectively.

First Half 2012 vs. First Half 2011 Summary - Electric margins and MWh sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$206.5	$207.7	(1%)	1,654	1,671	(1%)
Commercial	117.3	117.6	—%	1,119	1,118	—%
Industrial	161.6	158.7	2%	2,161	2,150	1%
Retail subtotal	485.4	484.0	—%	4,934	4,939	—%
Sales for resale:
Wholesale	73.9	78.3	(6%)	1,333	1,448	(8%)
Bulk power and other	2.7	16.9	(84%)	338	668	(49%)
Other	8.9	7.5	19%	33	32	3%
Total revenues/sales	570.9	586.7	(3%)	6,638	7,087	(6%)
Electric production fuel expense	67.6	99.2	(32%)
Energy purchases expense	105.1	91.3	15%
Purchased electric capacity expense	55.2	51.1	8%
Margins	$343.0	$345.1	(1%)

Electric margins decreased $2 million, or 1%, primarily due to $4 million of higher purchased electric capacity expenses related to the Kewaunee PPA and a decrease in weather-normalized sales volumes. These items were largely offset by a $7 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses. Estimated increases to WPL’s electric margins from the impacts of weather during the first half of 2012 and 2011 were $3 million and $3 million, respectively.

Refer to “Alliant Energy's Results of Operations - Utility Electric Margins” for details of WPL’s HDD and CDD data, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses and sales trends. Refer to “Rate Matters” for discussion of retail rate cases including a retail electric base rate freeze through December 31, 2014.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Second Quarter 2012 vs. Second Quarter 2011 Summary - Gas margins and Dth sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$12.9	$16.7	(23%)	1,436	1,648	(13%)
Commercial	6.7	8.7	(23%)	1,225	1,219	—%
Industrial	0.5	0.3	67%	99	72	38%
Retail subtotal	20.1	25.7	(22%)	2,760	2,939	(6%)
Transportation/other	3.1	2.7	15%	6,685	5,466	22%
Total revenues/sales	23.2	28.4	(18%)	9,445	8,405	12%
Cost of gas sold	8.3	13.9	(40%)
Margins	$14.9	$14.5	3%
First Half 2012 vs. First Half 2011 Summary - Gas margins and Dth sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$57.6	$74.0	(22%)	5,972	7,494	(20%)
Commercial	31.4	41.4	(24%)	4,294	5,274	(19%)
Industrial	2.2	3.8	(42%)	341	578	(41%)
Retail subtotal	91.2	119.2	(23%)	10,607	13,346	(21%)
Transportation/other	6.3	6.3	—%	11,912	12,011	(1%)
Total revenues/sales	97.5	125.5	(22%)	22,519	25,357	(11%)
Cost of gas sold	55.8	77.7	(28%)
Margins	$41.7	$47.8	(13%)

Gas margins decreased $6 million, or 13%, for the six-month period largely due to an estimated $8 million decrease in gas margins from changes in sales caused by weather conditions in WPL’s service territory. Estimated increases (decreases) to WPL’s gas margins from the impacts of weather for the first half of 2012 and 2011 were ($6) million and $2 million, respectively. This item was partially offset by an increase in weather normalized sales volumes.

Refer to “Alliant Energy's Results of Operations - Utility Electric Margins” for WPL’s HDD data. Refer to “Rate Matters” for discussion of retail rate cases including a retail gas base rate decrease effective January 1, 2013.

Other Operation and Maintenance Expenses -
Second Quarter 2012 vs. Second Quarter 2011 Summary - Other operation and maintenance expenses decreased $14 million primarily due to $5 million of regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in the second quarter of 2012, $5 million of regulatory asset impairment charges recorded in the second quarter of 2011 and $3 million of additional benefits costs in the second quarter of 2011 resulting from an amendment to the Cash Balance Plan.

First Half 2012 vs. First Half 2011 Summary - Other operation and maintenance expenses decreased $15 million primarily due to $5 million of regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in the second quarter of 2012, $5 million of regulatory asset impairment charges recorded in the second quarter of 2011, a $5 million wind site impairment charge recorded in the first quarter of 2011 and $3 million of additional benefits costs recorded in the second quarter of 2011 resulting from an amendment to the Cash Balance Plan. These items were partially offset by higher other administrative and general expenses.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

AFUDC - AFUDC increased $2 million and $3 million for the three- and six-month periods, respectively, primarily due to AFUDC recognized in 2012 for WPL’s emission controls projects at Columbia Units 1 and 2, and Edgewater Unit 5.

Income Taxes - Details of WPL’s effective income tax rates during the three and six months ended June 30 were as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State apportionment changes	—	—	6.2	—
Production tax credits	(6.5)	(5.3)	(6.4)	(5.5)
Other items, net	6.1	1.4	4.6	2.5
Overall income tax rate	34.6%	31.1%	39.4%	32.0%

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

Liquidity Position - At June 30, 2012, Alliant Energy had $31 million of cash and cash equivalents, $787 million ($188 million at the parent company, $235 million at IPL and $364 million at WPL) of available capacity under their revolving credit facilities and $37 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at June 30, 2012 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,014.4	49.1%	$1,395.6	47.9%	$1,452.9	55.2%
Preferred stock	205.1	3.3%	145.1	5.0%	60.0	2.3%
Noncontrolling interest	1.8	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	2,754.2	44.9%	1,359.3	46.6%	1,082.3	41.1%
Short-term debt	162.8	2.7%	15.4	0.5%	35.6	1.4%
	$6,138.3	100.0%	$2,915.4	100.0%	$2,630.8	100.0%

Cash Flows - Selected information from the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Cash and cash equivalents, January 1	$11.4	$159.3	$2.1	$5.7	$2.7	$0.1
Cash flows from (used for):
Operating activities	339.2	466.8	76.4	244.9	181.9	270.5
Investing activities	(321.8)	(341.1)	(120.3)	(59.9)	(133.4)	(171.3)
Financing activities	2.0	(207.9)	44.6	(169.7)	(48.7)	(86.1)
Net increase (decrease)	19.4	(82.2)	0.7	15.3	(0.2)	13.1
Cash and cash equivalents, June 30	$30.8	$77.1	$2.8	$21.0	$2.5	$13.2

Operating Activities -
First Half 2012 vs. First Half 2011 - Alliant Energy’s cash flows from operating activities decreased $128 million primarily due to $82 million of lower cash flows from changes in the level of IPL’s accounts receivable sold during the first half of 2012 and 2011, the timing of fuel-related cost recoveries at IPL, lower cash flows resulting from an increase in inventory levels of production fuel in the first half of 2012 and a decrease in inventory levels of production fuel in the first half of 2011, decreased collections from IPL’s and WPL’s customers caused by the weather impacts on gas retail sales in the first half of 2012 and 2011, and $16 million of higher credits on retail electric customers’ bills in Iowa in the first half of 2012 compared to the first half of 2011 resulting from IPL’s tax benefit rider. These items were partially offset by $99 million of higher cash flows from operations at RMT due to decreased working capital requirements associated with renewable energy projects in 2012 and 2011.

IPL’s cash flows from operating activities decreased $169 million primarily due to $82 million of lower cash flows from changes in the level of accounts receivable sold during the first half of 2012 and 2011, the timing of fuel-related cost recoveries, lower cash flows resulting from an increase in inventory levels of production fuel in the first half of 2012 and a decrease in inventory levels of production fuel in the first half of 2011, $16 million of higher credits on retail electric customers’ bills in Iowa in the first half of 2012 compared to the first half of 2011 resulting from the tax benefit rider and decreased collections from customers caused by the weather impacts on gas retail sales in the first half of 2012 and 2011. These items were partially offset by $31 million of higher cash flows from income tax refunds in the first half of 2012 and income tax payments in the first half of 2011.

WPL’s cash flows from operating activities decreased $89 million primarily due to $52 million of lower cash flows from income tax payments in the first half of 2012 and income tax refunds in the first half of 2011, lower cash flows resulting from an increase in inventory levels of production fuel in the first half of 2012 and a decrease in inventory levels of production fuel in the first half of 2011 and decreased collections from customers caused by the weather impacts on gas retail sales in the first half of 2012 and 2011.

IPL’s Sales of Accounts Receivable Program - Changes in cash flows related to IPL’s sales of accounts receivable program increased (decreased) Alliant Energy’s and IPL’s cash flows from operations by ($27) million and $55 million in the first half of 2012 and 2011, respectively. In March 2012, IPL extended through March 2014 the purchase commitment from the third-party financial institution to which it sells its receivables. Refer to Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of IPL’s sales of accounts receivable program.

Production Fuel - MISO’s dispatch of Alliant Energy’s generating facilities impacts the amount of production fuel used each period at IPL and WPL. In the first half of 2012, lower MISO dispatch of Alliant Energy’s generating facilities resulted in lower production fuel used, which contributed to increased production fuel inventory levels at IPL and WPL. Production fuel inventory levels at IPL and WPL decreased significantly in the first half of 2011 due to higher dispatch of Alliant Energy’s generating facilities during such period. The changes in production fuel inventory levels during the first half of 2012 and 2011 resulted in a decrease to Alliant Energy’s, IPL’s and WPL’s cash flows from operations of $39 million, $21 million and $18 million, respectively.

Weather Impacts - Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for discussion of weather impacts on electric and gas retail sales in the first half of 2012 compared to the first half of 2011.

IPL’s Tax Benefit Rider - Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations,” and Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of IPL’s tax benefit rider.

RMT’s Working Capital Requirements - Cash flows from operations at RMT can fluctuate significantly from period to period based on the timing of cash receipts from customers and cash payments for construction activities associated with its customers’ large renewable energy projects. Cash flows from operations at RMT increased significantly in the first half of 2012 compared to the first half of 2011 largely due to amounts collected in 2012 for customers’ large renewable energy projects completed in late 2011 and in 2012. In February 2012, Alliant Energy announced plans to sell RMT in 2012.

Income Tax Payments and Refunds - Alliant Energy, IPL and WPL do not expect to make any significant federal income tax payments in 2012 through 2014, based on federal net operating loss and credit carryforward positions as of June 30, 2012. While no significant federal income tax payments in 2012 through 2014 are expected to occur, some tax payments and refunds may occur between consolidated group members under the tax sharing agreement between Alliant Energy and its subsidiaries. The majority of WPL’s tax payments reported for the first half of 2012 are related to payments made to other members of the consolidated tax group.

Investing Activities -
First Half 2012 vs. First Half 2011 - Alliant Energy’s cash flows used for investing activities decreased $19 million primarily due to $36 million of lower construction and acquisition expenditures, partially offset by $12 million of net proceeds from the sale of RMT’s environmental business unit in June 2011. The lower construction and acquisition expenditures resulted from progress payments by IPL in the first half of 2011 for wind turbine generators that were sold to Resources in June 2011, and expenditures during the first half of 2011 for WPL’s Bent Tree - Phase I wind project and WPL’s acquisition of the remaining 25% interest in Edgewater Unit 5. These items were partially offset by expenditures during the first half of 2012 for the purchase of Alliant Energy’s corporate headquarters building at the expiration of the lease term for $48 million and emission controls projects at WPL’s Columbia Units 1 and 2, WPL’s Edgewater Unit 5, IPL’s Ottumwa Unit 1 and IPL’s George Neal Units 3 and 4.

IPL’s cash flows used for investing activities increased $60 million primarily due to $115 million of proceeds from the sale of wind project assets to Resources in June 2011, partially offset by $54 million of lower construction expenditures. The lower construction expenditures resulted from progress payments in the first half of 2011 for wind turbine generators that were sold to Resources in June 2011, partially offset by expenditures during the first half of 2012 for the emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4.

WPL’s cash flows used for investing activities decreased $38 million primarily due to $37 million of lower construction and acquisition expenditures. The lower construction and acquisition expenditures resulted from expenditures during the first half of 2011 for the Bent Tree - Phase I wind project and the Edgewater Unit 5 purchase. These items were partially offset by expenditures during the first half of 2012 for emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5.

Construction and Acquisition Expenditures - Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures for 2012 through 2016 as follows (in millions):

	Alliant Energy					IPL					WPL
	2012	2013	2014	2015	2016	2012	2013	2014	2015	2016	2012	2013	2014	2015	2016
Utility business (a):
Generation - new facilities:
WPL gas - Riverside	$390	$—	$—	$—	$—	$—	$—	$—	$—	$—	$390	$—	$—	$—	$—
IPL gas - new facility	5	10	100	325	200	5	10	100	325	200	—	—	—	—	—
Subtotal	395	10	100	325	200	5	10	100	325	200	390	—	—	—	—
Environmental	275	365	200	225	175	95	195	110	25	5	180	170	90	200	170
Generation performance improvements	30	15	60	15	35	30	15	60	10	20	—	—	—	5	15
Other	350	355	405	410	410	185	185	230	235	240	165	170	175	175	170
Total utility business	1,050	745	765	975	820	$315	$405	$500	$595	$465	$735	$340	$265	$380	$355
Corporate Services (b)	60	30	50	35	25
Franklin County Wind (b)	65	—	15	—	—
Other (b)	10	5	5	5	5
	$1,185	$780	$835	$1,015	$850

(a)
Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures and exclude AFUDC, if applicable. Refer to “Strategic Overview” for further discussion of the generation plans and environmental compliance plans.

(b)	Cost estimates represent total escalated construction and acquisition expenditures and exclude capitalized interest.

Government Incentives for Wind Projects - Alliant Energy, IPL and WPL evaluated their options for government incentive elections for IPL’s Whispering Willow - East wind project and WPL’s Bent Tree - Phase I wind project and currently believe they will continue with the production tax credits incentive election for those two wind projects. Refer to “Other Matters - Other Future Considerations” for further discussion of government incentives for wind projects.

Financing Activities -
First Half 2012 vs. First Half 2011 - Alliant Energy’s cash flows from financing activities increased $210 million primarily due to changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL, and $40 million of payments to redeem IPL’s 7.10% Series C Cumulative Preferred Stock in April 2011.

IPL’s cash flows from financing activities increased $214 million primarily due to $71 million of repayments of capital to its parent company, Alliant Energy, in the first half of 2011, changes in the amount of commercial paper outstanding, $50 million of capital contributions from its parent company in the first half of 2012, and $40 million of payments to redeem IPL’s 7.10% Series C Cumulative Preferred Stock in April 2011. These items were partially offset by $17 million of higher common stock dividends paid to its parent company in the first half of 2012 compared to the first half of 2011.

WPL’s cash flows used for financing activities decreased $37 million primarily due to changes in the amount of commercial paper outstanding, partially offset by $25 million of capital contributions from its parent company, Alliant Energy, in the first half of 2011.

FERC Financing Authorizations - In March 2012, FERC authorized Corporate Services to issue up to $150 million in long-term debt securities and to maintain up to $200 million in short-term debt securities outstanding (including borrowings from its parent or other affiliates) during the period from March 31, 2012 through March 30, 2014. FERC also authorized Corporate Services to receive an unspecified amount of capital contributions and advances from its parent or other affiliates during the period from March 31, 2012 through March 30, 2014.

State Regulatory Financing Authorizations - In May 2012, WPL received authorization from the PSCW to arrange one or more interim credit facilities not to exceed 364 days in length for the prospective purchase of Riverside and to increase the short-term debt limit up to $700 million. This authorization expires the earlier of when such acquisition-related short-term debt has been refinanced with long-term debt, or January 31, 2014.

Common Stock Issuances and Capital Contributions - Refer to Note 5(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances during the six months ended June 30, 2012 under its equity incentive plans for employees. Refer to Note 6 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to IPL, and payments of common stock dividends by IPL and WPL to their parent company during the six months ended June 30, 2012.

Short-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at June 30, 2012 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Status at June 30, 2012	47%	47%	45%

Refer to Note 7(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional information on short-term debt.

Long-term Debt - Alliant Energy, IPL and WPL currently expect to issue up to $450 million, $0 and $300 million, respectively, of long-term debt in 2012, excluding any amounts of commercial paper outstanding that may be classified as long-term debt. Refer to Note 7(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of $50 million of commercial paper outstanding at June 30, 2012 classified as long-term debt.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except as described below. Refer to Note 1(d) of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding Alliant Energy’s purchase of the corporate headquarters building in April 2012 at the expiration of the lease term. Refer to Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s sales of accounts receivable program including a recent extension through March 2014 of the purchase commitment from the third-party financial institution to which IPL sells its receivables. Refer to Note 11(d) of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding various guarantees and surety bonds related to RMT’s performance obligations related to various wind and solar projects, and guarantees outstanding related to Alliant Energy’s prior divestiture activities.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except for the items described in Notes 7, 11(a) and 11(b) of the “Combined Notes to Condensed Consolidated Financial Statements.”

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

Contingencies - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimated based upon current available information. Note 11 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of contingencies assessed at June 30, 2012 including various pending legal proceedings that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable future obligations. Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and regulatory liabilities assessed at June 30, 2012 as well as material changes to Alliant Energy’s and IPL’s regulatory assets and regulatory liabilities during the six months ended June 30, 2012. Material changes to these regulatory assets and regulatory liabilities during the the six months ended June 30, 2012 were largely due to IPL’s tax benefit rider, which utilized $40 million of regulatory liabilities to credit IPL’s Iowa retail electric customers’ bills during such period, and the PSCW’s July 2012 order related to WPL’s 2013/2014 test period Wisconsin retail electric and gas rate case.

Long-Lived Assets - Alliant Energy, IPL and WPL complete periodic assessments regarding the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include assets within their non-regulated operations, which are proposed to be sold or are not yet generating cash flows, and assets within their regulated operations, which may not be fully recovered from IPL’s and WPL’s customers as a result of regulatory decisions in the future. Refer to “Strategic Overview” and Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for recent developments of the Franklin County wind project, undeveloped wind sites, the Whispering Willow - East wind project and generating units subject to early retirement.

Unbilled Revenues - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their amount of unbilled revenues. At June 30, 2012, unbilled revenues related to Alliant Energy’s utility operations were $154 million ($77 million at IPL and $77 million at WPL). Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of June 30, 2012 sold to a third-party financial institution related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL make assumptions and judgments periodically to estimate the obligations and costs related to their retirement plans. Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” provides additional details of pension and other postretirement benefits plans. Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” provides recent developments of the class-action lawsuit filed against the Cash Balance Plan in 2008.

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

Carryforward Utilization - Alliant Energy, IPL and WPL generated significant federal tax credits and federal and state net operating losses that are currently being carried forward. Based on current projections of future taxable income, Alliant Energy, IPL and WPL plan to utilize substantially all of these carryforwards prior to their expiration. Changes in assumptions regarding Alliant Energy’s, IPL’s and WPL’s future taxable income could require valuation allowances in the future resulting in a material impact on their financial condition and results of operations. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional information on federal tax credit and federal and state net operating loss carryforwards as of June 30, 2012.

State Apportionment - Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax group, including both its regulated operations and its non-regulated operations. Alliant Energy, IPL and WPL recorded $15 million, $8 million and $7 million, respectively, of income tax expense during the six months ended June 30, 2012 due to changes in state apportionment projections caused by the planned sale of Alliant Energy’s RMT business. A significant majority of the additional income tax expense recognized from changes in state apportionment projections were recorded at IPL and WPL due to their large deferred tax liability positions at June 30, 2012. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of state apportionment impacts during the the six months ended June 30, 2012.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2011 Form 10-K and such considerations have not changed materially from the items reported in the 2011 Form 10-K, except as described below.

Electric Sales Projections -
Summer of 2012 Temperatures - In July 2012 and July 2011, Alliant Energy, IPL and WPL experienced significantly warmer than normal weather conditions in their service territories. The weather conditions in July 2012 are expected to result in an increase in IPL’s and WPL’s electric sales and margins compared to July 2011 due to increased air conditioning requirements of their customers. CDD in IPL’s and WPL’s service territories and the estimated impact on Alliant Energy’s, IPL’s and WPL’s electric margins for the month of July were as follows (dollars in millions):

	Actual		July
CDD (a):	July 2012	July 2011	Normal
Cedar Rapids, Iowa (IPL)	452	399	239
Madison, Wisconsin (WPL)	457	368	212

(a)	CDD are calculated using a simple average of the high and low temperatures each day compared to a 65-degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

Estimated electric margin impact compared to normal weather:	July 2012	July 2011
IPL	$18-$21	$17
WPL	12-15	11
Alliant Energy	$30-$36	$28

2012 Drought Conditions in Midwest - The Midwest, including a large portion of IPL’s and WPL’s service territories, has been experiencing severe drought conditions during the summer of 2012, which is expected to result in a significant decrease to the grain harvest in the Midwest in 2012. These severe drought conditions may result in a future reduction in demand of electricity from IPL’s and WPL’s electric customers involved in food processing and ethanol production that are dependent on grain for their operations. Alliant Energy, IPL and WPL are currently unable to predict what the potential impact of the 2012 drought conditions will be on their financial condition or results of operations, but believe it could be material.

IPL’s Wholesale Electric Sales - In July 2012, Jo-Carroll Energy, Inc. (Jo-Carroll) filed a complaint in the U.S. District Court for the Northern District of Illinois Western Division against IPL seeking declaratory relief from a wholesale power supply agreement (Agreement) between the parties dated May 1, 2008. Sales to Jo-Carroll represented 2% of IPL’s total electric sales for the year ended December 31, 2011. Jo-Carroll is attempting to invoke an early termination provision of the Agreement. While IPL feels it has a strong position to refute Jo-Carroll’s claim, based on the outcome of the proceeding, Jo-Carroll may no longer be IPL’s wholesale customer starting sometime in 2014. Alliant Energy and IPL are currently unable to predict the ultimate impact of this proceeding, but believe the outcome could be material to their financial condition and results of operations.

Electric Transmission Service Charges -
FERC Audit of ITC - FERC audit staff conducted an audit of ITC’s compliance with certain of FERC’s regulations and conditions established in FERC’s approval of ITC’s acquisition of IPL’s electric transmission assets. In September 2011, FERC audit staff issued an audit report that identified certain findings and recommendations related to specific aspects of the accounting treatment for the acquisition which, if approved by FERC, have the potential to result in adjustments to ITC’s annual revenue requirement calculations and corresponding refunds to IPL. In October 2011, ITC filed a request challenging the FERC audit staff’s findings related to the accounting treatment for the acquisition. In May 2012, FERC issued an order, which reaffirmed its earlier findings and required ITC to make a filing of its compliance plans within 60 days. Alliant Energy and IPL are currently unable to determine the ultimate impact that this matter may have on their financial condition and results of operations, but believe the outcome could be material to their future electric transmission service expense billed by ITC.

MISO Transmission Cost Allocation - In July 2010, MISO filed a proposed revised tariff with FERC for a new category of transmission projects called Multi-Value Projects (MVPs). MVPs include new large scale transmission projects that enable the reliable and economic delivery of energy in support of documented energy policy mandates or provide economic value across multiple pricing zones within MISO. The MVP category is intended to facilitate the integration of large amounts of location-constrained resources including renewable resources, support MISO member and customer compliance with evolving state and federal energy policy requirements, enable MISO to address multiple reliability needs and provide economic opportunities through regional transmission development. The proposed revised tariff would allow certain costs of MVPs to be socialized across the entire MISO footprint based on energy usage by the MISO participants to ensure that areas within the MISO footprint that have large amounts of generation and a small share of load are not allocated a disproportionate amount of the costs for MVPs. In December 2010, FERC conditionally approved MISO’s proposal for the MVP transmission cost allocation. In July 2011, MISO submitted a compliance filing, which FERC conditionally approved in October 2011, and also requested that MISO submit additional compliance filings. In the first half of 2012, MISO submitted its annual compliance filing on MVPs to FERC. The annual compliance filing is required after the completion of each planning cycle and reassesses an approved portfolio. Alliant Energy, IPL and WPL currently estimate up to an approximate 5% increase in transmission costs related to the initial portfolio of MVPs. Future increases in transmission costs could occur if additional MVPs are approved. IPL is currently recovering the Iowa retail portion of electric transmission service costs from its retail customers in Iowa through the transmission cost rider.

Government Incentives for Wind Projects - In December 2011, the National Defense Authorization Act (NDAA) was enacted. As a result, utilities are no longer subject to a tax normalization violation if they provide the benefits of the government grant incentive to their customers over a shorter time period than the regulatory life of the project assets. This provision of the NDAA can be applied retroactively to renewable energy projects placed into service since 2009. As a result of the enactment of NDAA, Alliant Energy, IPL and WPL evaluated their options for government incentive elections for IPL’s Whispering Willow - East wind project and WPL’s Bent Tree - Phase I wind project and currently believe they will continue with the production tax credits incentive election for those two wind projects. Alliant Energy currently expects to elect the government grant equal to 30% of the qualified cost basis of its Franklin County wind project scheduled to be completed by the end of 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2012 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of June 30, 2012.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WPL -
Air Permitting Violation Claims - As discussed in the combined Quarterly Report on Form 10-Q filed by Alliant Energy, IPL and WPL for the quarterly period ended March 31, 2012, in 2009, the EPA sent an NOV to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners of Edgewater, Nelson Dewey and Columbia failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In September 2010, Sierra Club filed in the U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of Nelson Dewey and Columbia, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club has responded to the motions. In May 2012, the parties filed a Stipulation of Dismissal without Prejudice, and the court closed the case.

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

Alliant Energy and WPL are defending against these allegations because they believe the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the requirements of the CAA. Simultaneously, WPL, the other owners of Edgewater and Columbia, EPA and Sierra Club (collectively “the parties”) are exploring settlement options. Alliant Energy and WPL believe that the parties have reached agreement on general terms to settle these air permitting violation claims and are currently negotiating a consent decree based upon those general terms. Those terms are subject to change during the negotiations. Based on a review of existing EPA consent decrees, Alliant Energy and WPL anticipate that the final consent decree could include the installation of emission control technology, changed operating conditions (including use of fuels other than coal and retirement of units), limitations on emissions, beneficial environmental mitigation projects, and a civil penalty.

Once the parties agree to the final terms, the Court must approve the settlement agreement. Alliant Energy and WPL cannot predict the outcome of these claims, but believe the outcome could be significant if the parties are unable to reach final agreement, or reach final agreement on different terms than currently anticipated, or if the Court does not approve the final settlement agreement.

ITEM 1A. RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2011 Form 10-K and such risk factors have not changed materially from the items reported in the 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2012 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)
April 1 to April 30	3,446	$42.84	—	N/A
May 1 to May 31	2,562	44.65	—	N/A
June 1 to June 30	14	44.94	—	N/A
	6,022	43.62	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of August 2012.

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
For the quarter ended June 30, 2012

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

* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.