Form 10-Q
period 2012-09-30
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2012-11-09
CIK 52485, 107832, 352541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of September 30, 2012:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,987,400 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

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

•	weather effects on results of utility operations including impacts of temperature changes and drought conditions in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa through 2013;

•	the impact of WPL’s retail electric and gas base rate freeze in Wisconsin during 2013 and 2014;

•	the state of the economy in IPL’s and WPL’s service territories and resulting implications on sales, margins and ability to collect unpaid bills;

•
developments that adversely impact Alliant Energy’s, IPL’s and WPL’s ability to implement their strategic plans, including unanticipated issues with new emission control equipment for various coal-fired electric generating facilities of IPL and WPL, WPL’s purchase of the Riverside Energy Center (Riverside), IPL’s construction of a new natural gas-fired electric generating facility in Iowa, IPL’s new purchased power agreement (PPA) with NextEra Energy Resources, LLC (NER), Alliant Energy Resources, LLC’s (Resources’) construction of and selling price of the electricity output from its new 100 megawatt (MW) Franklin County wind project, and the potential decommissioning of certain generating facilities of IPL and WPL;

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

•
Alliant Energy’s ability to successfully pursue appropriate appeals with respect to, and any liabilities arising out of, the alleged violation of the Employee Retirement Income Security Act of 1974 (ERISA) by the Alliant Energy Cash Balance Pension Plan (Cash Balance Plan);

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or additional restructurings;

•	impacts that storms or natural disasters in IPL’s and WPL’s service territories may have on their operations and recovery of, and rate relief for, costs associated with restoration activities;

•	the direct or indirect effects resulting from terrorist incidents, including cyber terrorism, or responses to such incidents;

•	access to technological developments;

•	any material post-closing adjustments related to any past asset divestitures;

•	material changes in retirement and benefit plan costs;

•	the impact of incentive compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	the ability to successfully complete tax audits, changes in tax accounting methods and appeals with no material impact on earnings and cash flows; and

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$815.3	$796.9	$2,000.3	$2,037.7
Gas	46.8	46.4	263.9	342.5
Other	12.2	15.8	39.7	45.8
Non-regulated	13.3	11.8	39.7	34.6
Total operating revenues	887.6	870.9	2,343.6	2,460.6
Operating expenses:
Utility:
Electric production fuel and energy purchases	221.6	215.3	550.4	590.0
Purchased electric capacity	84.0	80.2	216.2	205.2
Electric transmission service	94.9	88.9	255.7	242.6
Cost of gas sold	17.7	19.8	141.1	211.0
Other operation and maintenance	144.7	147.1	432.6	476.6
Non-regulated operation and maintenance	3.7	4.7	8.6	13.3
Depreciation and amortization	83.6	80.7	247.4	240.0
Taxes other than income taxes	23.7	24.8	73.5	74.6
Total operating expenses	673.9	661.5	1,925.5	2,053.3
Operating income	213.7	209.4	418.1	407.3
Interest expense and other:
Interest expense	38.3	38.8	115.8	119.7
Equity income from unconsolidated investments, net	(10.4)	(10.1)	(30.4)	(29.6)
Allowance for funds used during construction	(5.8)	(2.8)	(14.4)	(8.6)
Interest income and other	(0.7)	(0.6)	(2.4)	(2.2)
Total interest expense and other	21.4	25.3	68.6	79.3
Income from continuing operations before income taxes	192.3	184.1	349.5	328.0
Income taxes	39.3	43.3	83.8	54.5
Income from continuing operations, net of tax	153.0	140.8	265.7	273.5
Income (loss) from discontinued operations, net of tax	1.7	(14.9)	(2.3)	(12.6)
Net income	154.7	125.9	263.4	260.9
Preferred dividend requirements of subsidiaries	4.0	3.9	11.9	14.3
Net income attributable to Alliant Energy common shareowners	$150.7	$122.0	$251.5	$246.6
Weighted average number of common shares outstanding (basic) (000s)	110,768	110,647	110,747	110,613
Weighted average number of common shares outstanding (diluted) (000s)	110,779	110,695	110,763	110,668
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$1.34	$1.23	$2.29	$2.34
Income (loss) from discontinued operations, net of tax	0.02	(0.13)	(0.02)	(0.11)
Net income	$1.36	$1.10	$2.27	$2.23
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$149.0	$136.9	$253.8	$259.2
Income (loss) from discontinued operations, net of tax	1.7	(14.9)	(2.3)	(12.6)
Net income attributable to Alliant Energy common shareowners	$150.7	$122.0	$251.5	$246.6
Dividends declared per common share	$0.45	$0.425	$1.35	$1.275

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$8,335.4	$8,165.4
Gas plant in service	869.4	852.9
Other plant in service	512.5	510.1
Accumulated depreciation	(3,351.5)	(3,206.0)
Net plant	6,365.8	6,322.4
Construction work in progress:
Edgewater Generating Station Unit 5 emission controls (Wisconsin Power and Light Company)	124.0	77.7
Columbia Energy Center Units 1 and 2 emission controls (Wisconsin Power and Light Company)	91.6	9.0
George Neal Generating Station Units 3 and 4 emission controls (Interstate Power and Light Company)	53.5	8.3
Ottumwa Generating Station Unit 1 emission controls (Interstate Power and Light Company)	53.3	7.7
Other	159.1	154.5
Other, less accumulated depreciation	21.3	34.9
Total utility	6,868.6	6,614.5
Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	326.5	270.6
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	189.5	148.2
Total non-regulated and other	516.0	418.8
Total property, plant and equipment	7,384.6	7,033.3
Current assets:
Cash and cash equivalents	41.1	11.4
Accounts receivable:
Customer, less allowance for doubtful accounts	93.9	88.1
Unbilled utility revenues	59.8	75.1
Other, less allowance for doubtful accounts	239.7	114.9
Income tax refunds receivable	43.9	39.1
Production fuel, at weighted average cost	110.5	101.9
Materials and supplies, at weighted average cost	61.4	58.5
Gas stored underground, at weighted average cost	37.3	57.7
Regulatory assets	92.9	103.6
Derivative assets	35.9	12.7
Prepaid gross receipts tax	29.1	40.2
Deferred income tax assets	90.0	22.8
Assets held for sale	51.4	119.6
Prepayments and other	41.7	25.0
Total current assets	1,028.6	870.6
Investments:
Investment in American Transmission Company LLC	253.2	238.8
Other	60.9	61.9
Total investments	314.1	300.7
Other assets:
Regulatory assets	1,425.5	1,391.4
Deferred charges and other	98.1	91.9
Total other assets	1,523.6	1,483.3
Total assets	$10,250.9	$9,687.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2012	December 31, 2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,987,400 and 111,018,821 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,512.1	1,510.8
Retained earnings	1,612.1	1,510.2
Accumulated other comprehensive loss	(0.8)	(0.8)
Shares in deferred compensation trust - 261,057 and 262,735 shares at a weighted average cost of $32.68 and $31.68 per share	(8.5)	(8.3)
Total Alliant Energy Corporation common equity	3,116.0	3,013.0
Cumulative preferred stock of Interstate Power and Light Company	145.1	145.1
Noncontrolling interest	1.7	1.8
Total equity	3,262.8	3,159.9
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	2,828.1	2,703.1
Total capitalization	6,150.9	5,923.0
Current liabilities:
Current maturities of long-term debt	1.4	1.4
Commercial paper	70.4	102.8
Accounts payable	418.0	267.8
Regulatory liabilities	168.5	164.7
Accrued taxes	37.4	46.9
Accrued interest	46.6	46.6
Derivative liabilities	37.8	55.9
Liabilities held for sale	66.1	62.1
Other	99.3	107.0
Total current liabilities	945.5	855.2
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,836.7	1,592.2
Regulatory liabilities	737.9	745.4
Pension and other benefit obligations	310.8	312.7
Other	269.1	259.4
Total long-term liabilities and deferred credits	3,154.5	2,909.7
Total capitalization and liabilities	$10,250.9	$9,687.9

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$263.4	$260.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	247.9	242.3
Other amortizations	41.3	42.1
Deferred tax expense and investment tax credits	85.6	30.7
Equity income from unconsolidated investments, net	(30.4)	(29.6)
Distributions from equity method investments	25.7	24.4
Other	(8.4)	13.5
Other changes in assets and liabilities:
Accounts receivable	50.9	(49.7)
Sales of accounts receivable	(85.0)	50.0
Production fuel	(8.6)	27.7
Regulatory assets	(73.5)	(191.1)
Deferred income tax assets	(67.2)	(0.6)
Accounts payable	47.2	25.9
Regulatory liabilities	5.0	158.5
Deferred income tax liabilities	157.7	97.4
Pension and other benefit obligations	(1.9)	(67.9)
Other	(49.4)	(21.8)
Net cash flows from operating activities	600.3	612.7
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(412.7)	(480.2)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(106.3)	(46.1)
Other	1.3	19.9
Net cash flows used for investing activities	(517.7)	(506.4)
Cash flows used for financing activities:
Common stock dividends	(149.6)	(141.1)
Preferred dividends paid by subsidiaries	(11.9)	(12.9)
Payments to redeem cumulative preferred stock of IPL	—	(40.0)
Proceeds from issuance of long-term debt	75.0	0.4
Net change in commercial paper	17.6	(25.3)
Other	16.0	(1.0)
Net cash flows used for financing activities	(52.9)	(219.9)
Net increase (decrease) in cash and cash equivalents	29.7	(113.6)
Cash and cash equivalents at beginning of period	11.4	159.3
Cash and cash equivalents at end of period	$41.1	$45.7
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$115.6	$119.0
Income taxes, net of refunds	($0.8)	($3.0)
Significant noncash investing and financing activities:
Accrued capital expenditures	$123.8	$27.7

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating revenues:
Electric utility	$456.6	$443.2	$1,070.7	$1,097.3
Gas utility	29.6	27.5	149.2	198.1
Steam and other	11.5	13.8	37.2	40.7
Total operating revenues	497.7	484.5	1,257.1	1,336.1
Operating expenses:
Electric production fuel and energy purchases	116.7	109.9	272.8	294.1
Purchased electric capacity	42.1	40.5	119.1	114.4
Electric transmission service	67.3	61.7	175.7	163.6
Cost of gas sold	12.9	12.7	80.5	126.2
Other operation and maintenance	86.4	84.8	257.1	282.0
Depreciation and amortization	47.3	45.2	141.1	134.1
Taxes other than income taxes	13.0	13.2	39.5	39.6
Total operating expenses	385.7	368.0	1,085.8	1,154.0
Operating income	112.0	116.5	171.3	182.1
Interest expense and other:
Interest expense	19.5	19.5	58.8	59.2
Allowance for funds used during construction	(2.1)	(1.3)	(5.3)	(4.3)
Interest income and other	—	0.1	(0.2)	(0.1)
Total interest expense and other	17.4	18.3	53.3	54.8
Income before income taxes	94.6	98.2	118.0	127.3
Income tax benefit	(11.9)	(3.2)	(6.6)	(2.2)
Net income	106.5	101.4	124.6	129.5
Preferred dividend requirements	3.2	3.1	9.4	11.8
Earnings available for common stock	$103.3	$98.3	$115.2	$117.7
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$4,767.4	$4,684.0
Gas plant in service	436.9	428.2
Steam plant in service	34.9	34.9
Other plant in service	253.6	246.4
Accumulated depreciation	(1,907.0)	(1,833.8)
Net plant	3,585.8	3,559.7
Construction work in progress:
George Neal Generating Station Units 3 and 4 emission controls	53.5	8.3
Ottumwa Generating Station Unit 1 emission controls	53.3	7.7
Other	87.4	80.6
Other, less accumulated depreciation	19.8	19.8
Total property, plant and equipment	3,799.8	3,676.1
Current assets:
Cash and cash equivalents	5.3	2.1
Accounts receivable, less allowance for doubtful accounts	183.4	75.2
Income tax refunds receivable	20.7	28.4
Production fuel, at weighted average cost	76.1	67.7
Materials and supplies, at weighted average cost	33.3	31.5
Gas stored underground, at weighted average cost	19.6	25.5
Regulatory assets	55.2	59.0
Derivative assets	25.9	9.2
Deferred income tax assets	35.9	13.5
Prepayments and other	11.9	11.0
Total current assets	467.3	323.1
Investments	17.0	16.8
Other assets:
Regulatory assets	1,095.8	1,058.3
Deferred charges and other	19.3	19.2
Total other assets	1,115.1	1,077.5
Total assets	$5,399.2	$5,093.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2012	December 31, 2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,007.8	927.7
Retained earnings	456.9	433.3
Total Interstate Power and Light Company common equity	1,498.1	1,394.4
Cumulative preferred stock	145.1	145.1
Total equity	1,643.2	1,539.5
Long-term debt, net	1,359.3	1,309.0
Total capitalization	3,002.5	2,848.5
Current liabilities:
Commercial paper	—	7.1
Accounts payable	231.4	118.2
Accounts payable to associated companies	35.1	36.7
Regulatory liabilities	111.0	137.1
Accrued taxes	38.0	43.8
Accrued interest	22.9	22.8
Derivative liabilities	17.9	24.5
Other	34.2	32.3
Total current liabilities	490.5	422.5
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,039.4	936.9
Regulatory liabilities	577.1	584.2
Pension and other benefit obligations	99.8	101.9
Other	189.9	199.5
Total other long-term liabilities and deferred credits	1,906.2	1,822.5
Total capitalization and liabilities	$5,399.2	$5,093.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$124.6	$129.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	141.1	134.1
Deferred tax benefit and investment tax credits	(9.2)	(31.1)
Other	5.4	17.6
Other changes in assets and liabilities:
Accounts receivable	(2.6)	14.3
Sales of accounts receivable	(85.0)	50.0
Production fuel	(8.4)	19.3
Regulatory assets	(57.7)	(202.0)
Deferred income tax assets	(22.4)	3.1
Accounts payable	27.4	(2.3)
Accrued taxes	(5.8)	(28.2)
Regulatory liabilities	(27.5)	145.1
Deferred income tax liabilities	111.3	91.5
Pension and other benefit obligations	(2.1)	(37.5)
Other	(16.7)	10.7
Net cash flows from operating activities	172.4	314.1
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(194.6)	(232.3)
Proceeds from sale of wind project assets to affiliate	—	115.3
Other	(16.5)	(15.2)
Net cash flows used for investing activities	(211.1)	(132.2)
Cash flows from (used for) financing activities:
Common stock dividends	(91.6)	(43.7)
Preferred stock dividends	(9.4)	(10.4)
Capital contributions from parent	80.0	—
Repayment of capital to parent	—	(100.7)
Payments to redeem cumulative preferred stock	—	(40.0)
Net change in commercial paper	42.9	—
Changes in cash overdrafts	20.0	7.3
Other	—	0.1
Net cash flows from (used for) financing activities	41.9	(187.4)
Net increase (decrease) in cash and cash equivalents	3.2	(5.5)
Cash and cash equivalents at beginning of period	2.1	5.7
Cash and cash equivalents at end of period	$5.3	$0.2
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$58.5	$58.3
Income taxes, net of refunds	($11.3)	$15.0
Significant noncash investing and financing activities:
Accrued capital expenditures	$69.2	$11.3

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating revenues:
Electric utility	$358.7	$353.7	$929.6	$940.4
Gas utility	17.2	18.9	114.7	144.4
Other	0.7	2.0	2.5	5.1
Total operating revenues	376.6	374.6	1,046.8	1,089.9
Operating expenses:
Electric production fuel and energy purchases	104.9	105.4	277.6	295.9
Purchased electric capacity	41.9	39.7	97.1	90.8
Electric transmission service	27.6	27.2	80.0	79.0
Cost of gas sold	4.8	7.1	60.6	84.8
Other operation and maintenance	58.3	62.3	175.5	194.6
Depreciation and amortization	35.8	35.0	104.8	104.5
Taxes other than income taxes	9.9	11.0	31.7	33.1
Total operating expenses	283.2	287.7	827.3	882.7
Operating income	93.4	86.9	219.5	207.2
Interest expense and other:
Interest expense	19.7	19.9	59.6	60.0
Equity income from unconsolidated investments	(10.5)	(9.8)	(31.2)	(28.9)
Allowance for funds used during construction	(3.7)	(1.5)	(9.1)	(4.3)
Total interest expense and other	5.5	8.6	19.3	26.8
Income before income taxes	87.9	78.3	200.2	180.4
Income taxes	31.2	26.9	75.5	59.6
Net income	56.7	51.4	124.7	120.8
Preferred dividend requirements	0.8	0.8	2.5	2.5
Earnings available for common stock	$55.9	$50.6	$122.2	$118.3
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$3,568.0	$3,481.4
Gas plant in service	432.5	424.7
Other plant in service	224.0	228.8
Accumulated depreciation	(1,444.5)	(1,372.2)
Net plant	2,780.0	2,762.7
Leased Sheboygan Falls Energy Facility, less accumulated amortization	78.6	83.2
Construction work in progress:
Edgewater Generating Station Unit 5 emission controls	124.0	77.7
Columbia Energy Center Units 1 and 2 emission controls	91.6	9.0
Other	71.7	73.9
Other, less accumulated depreciation	1.5	15.1
Total property, plant and equipment	3,147.4	3,021.6
Current assets:
Cash and cash equivalents	16.2	2.7
Accounts receivable:
Customer, less allowance for doubtful accounts	84.6	76.2
Unbilled utility revenues	59.8	75.1
Other, less allowance for doubtful accounts	44.4	38.2
Income tax refunds receivable	23.0	0.7
Production fuel, at weighted average cost	34.4	34.2
Materials and supplies, at weighted average cost	26.7	25.7
Gas stored underground, at weighted average cost	17.7	32.2
Regulatory assets	37.7	44.6
Derivative assets	10.0	3.5
Prepaid gross receipts tax	29.1	40.2
Deferred income tax assets	50.3	6.0
Prepayments and other	20.8	6.7
Total current assets	454.7	386.0
Investments:
Investment in American Transmission Company LLC	253.2	238.8
Other	19.3	19.8
Total investments	272.5	258.6
Other assets:
Regulatory assets	329.7	333.1
Deferred charges and other	53.6	44.7
Total other assets	383.3	377.8
Total assets	$4,257.9	$4,044.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2012	December 31, 2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	869.2	869.0
Retained earnings	545.3	507.2
Total Wisconsin Power and Light Company common equity	1,480.7	1,442.4
Cumulative preferred stock	60.0	60.0
Long-term debt, net	1,082.5	1,082.2
Total capitalization	2,623.2	2,584.6
Current liabilities:
Commercial paper	—	25.7
Accounts payable	133.5	98.5
Accounts payable to associated companies	20.5	20.5
Regulatory liabilities	57.5	27.6
Accrued interest	18.1	21.6
Derivative liabilities	19.9	31.4
Other	38.3	32.3
Total current liabilities	287.8	257.6
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	809.3	672.5
Regulatory liabilities	160.8	161.2
Capital lease obligations - Sheboygan Falls Energy Facility	100.2	103.3
Pension and other benefit obligations	127.8	128.0
Other	148.8	136.8
Total long-term liabilities and deferred credits	1,346.9	1,201.8
Total capitalization and liabilities	$4,257.9	$4,044.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$124.7	$120.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	104.8	104.5
Other amortizations	32.7	31.8
Deferred tax expense and investment tax credits	89.3	77.3
Equity income from unconsolidated investments	(31.2)	(28.9)
Distributions from equity method investments	25.7	24.4
Other	(8.9)	6.9
Other changes in assets and liabilities:
Accounts receivable	9.9	27.5
Income tax refunds receivable	(22.3)	25.1
Regulatory assets	(15.8)	10.9
Deferred income tax assets	(44.3)	(1.3)
Regulatory liabilities	32.5	13.4
Deferred income tax liabilities	46.6	6.2
Pension and other benefit obligations	(0.2)	(15.5)
Other	(3.9)	(21.8)
Net cash flows from operating activities	339.6	381.3
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(218.1)	(247.9)
Other	5.6	5.5
Net cash flows used for investing activities	(212.5)	(242.4)
Cash flows used for financing activities:
Common stock dividends	(84.1)	(83.3)
Preferred stock dividends	(2.5)	(2.5)
Capital contributions from parent	—	25.0
Net change in commercial paper	(25.7)	(47.4)
Other	(1.3)	(7.3)
Net cash flows used for financing activities	(113.6)	(115.5)
Net increase in cash and cash equivalents	13.5	23.4
Cash and cash equivalents at beginning of period	2.7	0.1
Cash and cash equivalents at end of period	$16.2	$23.5
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$63.1	$63.4
Income taxes, net of refunds	$7.9	($37.1)
Significant noncash investing and financing activities:
Accrued capital expenditures	$45.0	$15.1

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated financial position at September 30, 2012 and December 31, 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 have been made. Results for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s respective financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

(b) Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Tax-related	$709.4	$634.7	$686.2	$614.6	$23.2	$20.1
Pension and other postretirement benefits costs	495.4	514.1	256.3	264.9	239.1	249.2
Asset retirement obligations (AROs)	57.8	65.9	38.7	48.7	19.1	17.2
Derivatives	56.6	77.7	22.6	33.5	34.0	44.2
Environmental-related costs	36.3	38.9	31.5	32.2	4.8	6.7
Emission allowances	30.0	30.0	30.0	30.0	—	—
Debt redemption costs	20.3	21.8	14.0	15.1	6.3	6.7
IPL’s electric transmission service costs	18.7	24.9	18.7	24.9	—	—
Proposed base-load projects costs	16.0	21.5	11.4	15.3	4.6	6.2
Other	77.9	65.5	41.6	38.1	36.3	27.4
	$1,518.4	$1,495.0	$1,151.0	$1,117.3	$367.4	$377.7

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Cost of removal obligations	$406.6	$404.9	$266.5	$261.9	$140.1	$143.0
IPL’s tax benefit rider	327.4	349.6	327.4	349.6	—	—
Energy conservation cost recovery	48.8	29.6	8.9	4.7	39.9	24.9
IPL’s electric transmission assets sale	35.2	45.1	35.2	45.1	—	—
Derivatives	21.3	7.2	10.2	3.6	11.1	3.6
Commodity cost recovery	20.4	23.8	14.8	23.2	5.6	0.6
Other	46.7	49.9	25.1	33.2	21.6	16.7
	$906.4	$910.1	$688.1	$721.3	$218.3	$188.8

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the nine months ended September 30, 2012, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to changes in the estimated amount of qualifying repair expenditures and allocation of mixed service costs at IPL.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recovered from customers in the future after any losses are realized and gains from derivative instruments are refunded to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets for the nine months ended September 30, 2012. Refer to Note 10 for additional details of Alliant Energy’s, IPL’s and WPL’s derivative assets and derivative liabilities.

Emission allowances - IPL entered into forward contracts in 2007 to purchase sulfur dioxide (SO2) emission allowances with vintage years of 2014 through 2017 from various counterparties for $34 million to meet future Clean Air Interstate Rule (CAIR) emission reduction standards. Any SO2 emission allowances acquired under these forward contracts may be used to meet requirements under the existing Acid Rain program regulations or the more stringent CAIR emission reduction standards but are not eligible to be used for compliance requirements under the Cross-State Air Pollution Rule (CSAPR). In July 2011, the EPA issued CSAPR to replace CAIR with an anticipated effective date in 2012. As a result of the issuance of CSAPR, Alliant Energy and IPL concluded in the third quarter of 2011 that the allowances to be acquired under these forward contracts would not be needed by IPL to comply with expected environmental regulations in the future. The value of these allowances was nominal, which was significantly below the $34 million contract price for these allowances. As a result, Alliant Energy and IPL recognized charges of $34 million for these forward contracts in the third quarter of 2011. The $34 million obligation was recorded in other long-term liabilities and deferred credits in the third quarter of 2011. Alliant Energy and IPL concluded that $30 million of the charges are probable of recovery from IPL’s customers and therefore were recorded to regulatory assets in the third quarter of 2011. The remaining $4 million of charges were determined not to be probable of recovery from IPL’s customers resulting in $2 million of charges related to electric customers recorded to “Electric production fuel and energy purchases” and $2 million of charges related to steam customers recorded to “Utility - Other operation and maintenance” in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011. In August 2012, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) issued its opinion to the EPA vacating and remanding CSAPR for further revision to the EPA. The D.C. Circuit Court order also requires the EPA to continue administering CAIR pending the promulgation of a valid replacement for CSAPR. Despite CSAPR being vacated, the current value of these allowances continues to be nominal and significantly below the $34 million contract price for these allowances. Alliant Energy and IPL currently believe that CAIR will be replaced in the future, either by a modified CSAPR or another rule that addresses the interstate transport of air pollutants.

Proposed base-load projects costs - In accordance with the Minnesota Public Utilities Commission’s (MPUC’s) August 2011 order related to IPL’s 2009 test year Minnesota retail electric rate case, IPL was authorized to recover $2 million of previously incurred plant cancellation costs for its proposed base-load project referred to as Sutherland #4. As a result, Alliant Energy and IPL recorded a $2 million increase to regulatory assets, and a $2 million credit to “Utility - Other operation and maintenance” in their Condensed Consolidated Statements of Income for the nine months ended September 30, 2011.

IPL’s tax benefit rider - Alliant Energy’s and IPL’s “IPL’s tax benefit rider” regulatory liabilities in the above table decreased $22 million primarily due to $63 million of regulatory liabilities used to credit IPL’s Iowa retail electric customers’ bills during the nine months ended September 30, 2012. This item was offset by changes in the estimated amounts of qualifying repair expenditures and allocation of mixed service costs at IPL. Refer to Note 2 for discussion of a proposed tax benefit rider for IPL’s Iowa retail gas customers and Note 4 for additional details regarding the tax benefit rider for IPL’s Iowa retail electric customers.

Energy conservation cost recovery - WPL collects revenues from its customers to offset certain expenditures incurred by WPL for conservation programs, including state mandated programs and WPL’s Shared Savings program. Differences between forecasted costs used to set rates and actual costs for these programs are deferred as a regulatory asset or regulatory liability. During the nine months ended September 30, 2012, WPL’s forecasted costs used to set current rates exceeded actual costs for these programs, resulting in a $15 million increase to Alliant Energy’s and WPL’s “Energy conservation cost recovery” regulatory liability.

IPL’s electric transmission assets sale - In accordance with the MPUC’s August 2011 order related to IPL’s 2009 test year Minnesota retail electric rate case, IPL was authorized to refund a higher amount of the gain realized from the sale of its electric transmission assets in 2007 to its Minnesota retail electric customers than previously estimated. As a result, Alliant Energy and IPL recorded a $5 million increase to regulatory liabilities, and a $5 million charge to “Utility - Other operation and maintenance” in their Condensed Consolidated Statements of Income for the nine months ended September 30, 2011 for the additional amount to be refunded.

Other - Based on an assessment completed for the nine months ended September 30, 2011, Alliant Energy, IPL and WPL recognized impairment charges of $7 million, $2 million and $5 million, respectively, for regulatory assets that were no longer probable of future recovery. The regulatory asset impairment charges were recorded by Alliant Energy, IPL and WPL as reductions in regulatory assets, and charges to “Utility - Other operation and maintenance” in their Condensed Consolidated Statements of Income for the nine months ended September 30, 2011.

Based on the Public Service Commission of Wisconsin’s (PSCW’s) July 2012 order related to WPL’s 2013/2014 test period Wisconsin retail electric and gas rate case, WPL was authorized to recover previously incurred costs associated with the acquisition of a 25% ownership interest in Edgewater Unit 5 and proposed clean air compliance plan projects. As a result, Alliant Energy and WPL recorded a $5 million increase to “Regulatory assets” on their Condensed Consolidated Balance Sheets and a $5 million credit to “Utility - Other operation and maintenance” in their Condensed Consolidated Statements of Income for the nine months ended September 30, 2012.

(c) Utility Property, Plant and Equipment -
WPL’s Edgewater Unit 5 Emission Controls Project - WPL is currently installing a selective catalytic reduction (SCR) system at Edgewater Unit 5 to reduce nitrogen oxide (NOx) emissions at the generating facility. Construction began in the third quarter of 2010 and is expected to be completed by the end of 2012. The SCR is expected to help meet requirements under the Wisconsin Reasonably Available Control Technology (RACT) Rule, which require additional NOx emission reductions at Edgewater by May 2013. As of September 30, 2012, WPL recorded capitalized expenditures of $116 million and allowance for funds used during construction (AFUDC) of $8 million for the SCR system in “Construction work in progress - Edgewater Generating Station Unit 5 emission controls” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

WPL’s Columbia Units 1 and 2 Emission Controls Project - WPL is currently installing scrubbers and baghouses at Columbia Units 1 and 2 to reduce SO2 and mercury emissions at the generating facility. WPL owns a 46.2% interest in Columbia Units 1 and 2. Construction began in the first quarter of 2012 and is expected to be completed in 2014. The scrubbers and baghouses are expected to help meet requirements under CAIR or some alternative to this rule that may be implemented, the Utility Maximum Achievable Control Technology (MACT) Rule and the Wisconsin State Mercury Rule. As of September 30, 2012, WPL recorded capitalized expenditures of $90 million and AFUDC of $2 million for its allocated portion of the scrubbers and baghouses in “Construction work in progress - Columbia Energy Center Units 1 and 2 emission controls” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

IPL’s George Neal Units 3 and 4 Emission Controls Project - MidAmerican Energy Company (MidAmerican) is currently installing scrubbers and baghouses at George Neal Units 3 and 4 to reduce SO2 and mercury emissions at the generating facility. IPL owns a 28.0% and 25.695% interest in George Neal Units 3 and 4, respectively. Construction began in the fourth quarter of 2011 and is expected to be completed in 2013 and 2014. The scrubbers and baghouses are expected to help meet requirements under CAIR or some alternative to this rule that may be implemented and the Utility MACT Rule. As of September 30, 2012, IPL recorded capitalized expenditures of $53 million and AFUDC of $1 million for its allocated portion of the scrubbers and baghouses in “Construction work in progress - George Neal Generating Station Units 3 and 4 emission controls” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

IPL’s Ottumwa Unit 1 Emission Controls Project - IPL is currently installing a scrubber and baghouse at Ottumwa Unit 1 to reduce SO2 and mercury emissions at the generating facility. IPL owns a 48% interest in Ottumwa Unit 1. Construction began in the second quarter of 2012 and is expected to be completed in 2014. The scrubber and baghouse are expected to help meet requirements under CAIR or some alternative to this rule that may be implemented and the Utility MACT Rule. As of September 30, 2012, IPL recorded capitalized expenditures of $52 million and AFUDC of $1 million for its allocated portion of the scrubber and baghouse in “Construction work in progress - Ottumwa Generating Station Unit 1 emission controls” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

Franklin County Wind Project - In 2008, Alliant Energy entered into a master supply agreement with Vestas-American Wind Technology, Inc. (Vestas) to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 400 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow - East and WPL’s Bent Tree - Phase I wind projects. In the second quarter of 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment at Resources to build the Franklin County wind project. In the second quarter of 2011, IPL sold the assets for this wind project to Resources for $115.3 million, which represented IPL’s book value for progress payments to date for the 100 MW of wind turbine generator sets and related equipment and land rights in Franklin County, Iowa. In addition, Resources assumed the remaining progress payments to Vestas for the 100 MW of wind turbine generator sets and related equipment. The proceeds received by IPL were recorded in investing activities in IPL’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011. Refer to Note 1(d) for further discussion of the Franklin County wind project.

IPL’s Whispering Willow - East Wind Project - In 2011, IPL received an order from the MPUC approving a temporary recovery rate for the Minnesota retail portion of its Whispering Willow - East wind project construction costs. In its order, the MPUC did not conclude on the prudence of these project costs. The prudence of these project costs and the final recovery rate for these costs will be addressed in a separate proceeding that is expected to be completed in 2013. The initial recovery rate approved by the MPUC is below the amount required by IPL to recover the Minnesota retail portion of its total project costs. Based on its interpretation of the order, IPL currently believes that it is probable it will not be allowed to recover the entire Minnesota retail portion of its project costs. IPL currently believes the most likely outcome of the final rate proceeding will result in the MPUC effectively disallowing recovery of approximately $8 million of project costs out of a total of approximately $30 million of project costs allocated to the Minnesota retail jurisdiction. As a result, IPL recognized an $8 million impairment related to this probable disallowance, which was recorded as a reduction to electric plant in service and a charge to “Utility - Other operation and maintenance” in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2011. This amount is subject to change until the MPUC determines the final recovery rate for these project costs.

Wind Site in Green Lake and Fond du Lac Counties in Wisconsin - In 2009, WPL purchased development rights to an approximate 100 MW wind site in Green Lake and Fond du Lac Counties in Wisconsin. Due to events in the first quarter of 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to sell or effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in the first quarter of 2011 for the amount of capitalized costs incurred for this site. The impairment was recorded as a reduction in other utility property, plant and equipment, and a charge to “Utility - Other operation and maintenance” in Alliant Energy’s and WPL’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2011.

Depreciation - In May 2012, the PSCW issued an order approving the implementation of updated depreciation rates for WPL as a result of a recently completed depreciation study. The updated depreciation rates will be effective January 1, 2013 for all assets other than Riverside. WPL’s depreciation rates for Riverside will be effective on the purchase date of Riverside. WPL estimates the new average rates of depreciation for its electric generation, electric distribution and gas properties will be approximately 3.4%, 2.7% and 2.5%, respectively, during 2013.

(d) Non-regulated and Other Property, Plant and Equipment - As of September 30, 2012, Alliant Energy recorded capitalized expenditures of $198 million, capitalized interest of $8 million and AROs of $8 million in Non-regulated Generation property, plant and equipment on Alliant Energy’s balance sheet related to Resources’ Franklin County wind project. Alliant Energy expects to place the Franklin County wind project in service in the fourth quarter of 2012. Refer to Note 1(c) for further discussion of the Franklin County wind project and Note 14 for further discussion of the Franklin County wind project AROs.

In April 2012, Alliant Energy exercised its option under the corporate headquarters lease and purchased the building at the expiration of the lease term for $48 million.

(e) Comprehensive Income - For the three and nine months ended September 30, 2012 and 2011, Alliant Energy’s other comprehensive income was not material; therefore, its comprehensive income was substantially equal to its net income for such periods. For the three and nine months ended September 30, 2012 and 2011, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their earnings available for common stock for such periods.

(f) Cash Flows Presentation - Alliant Energy reports cash flows from continuing operations together with cash flows from discontinued operations in its Condensed Consolidated Statements of Cash Flows. Refer to Note 13 for details of cash flows from discontinued operations.

(2) UTILITY RATE CASES
WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In May 2012, WPL filed a retail base rate filing based on a forward-looking test period that includes 2013 and 2014. The filing requested approval for WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The filing also requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2014. Recovery of the costs for the planned acquisition of Riverside, the SCR project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 are included in the request. The recovery of the costs for these capital projects are offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of changes in the amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. In July 2012, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. Refer to Note 1(b) for details of increases to “Regulatory assets” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets and regulatory-related credits to “Utility - Other operation and maintenance” in Alliant Energy’s and WPL’s Condensed Consolidated Statements of Income during the nine months ended September 30, 2012 as a result of the PSCW’s order authorizing WPL to recover previously incurred costs associated with the acquisition of a 25% interest in Edgewater Unit 5 and proposed clean air compliance plan projects.

IPL’s Iowa Retail Gas Rate Case (2011 Test Year) - In May 2012, IPL filed a request with the Iowa Utilities Board (IUB) to increase annual rates for its Iowa retail gas customers by $15 million, or approximately 6%. The request was based on a 2011 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital investments since IPL’s last Iowa retail gas rate case filed in 2005. IPL’s request included a proposal to utilize regulatory liabilities to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. IPL is proposing to reduce customer bills utilizing a tax benefit rider over a three-year period by approximately $36 million in aggregate. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012, without regulatory review and subject to refund pending determination of final rates from the request. During the three and nine months ended September 30, 2012, Alliant Energy and IPL recorded $2 million and $2 million, respectively, in gas revenues from IPL’s Iowa retail gas customers related to the interim retail gas rate increase. In August 2012, IPL, the Iowa Office of Consumer Advocate (OCA) and the Iowa Consumers Coalition filed a unanimous settlement proposal with the IUB addressing all issues among these parties related to this rate case. The unanimous settlement proposal includes an increase in annual rates for IPL’s Iowa retail gas customers of $11 million and utilization of IPL’s proposed tax benefit rider. The unanimous settlement proposal and the gas tax benefit rider for this rate case are subject to approval by the IUB. The IUB established a December 2012 hearing date to address the issues in this rate case and is expected to issue its decision by April 2013.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers by $15 million, or approximately 22%. The request was based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission controls projects at

Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010. In November 2011, IPL received an order from the MPUC authorizing a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the temporary renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. Refer to Note 1(b) for discussion of changes to regulatory assets and regulatory liabilities during the nine months ended September 30, 2011 based on the MPUC’s decisions to provide IPL’s retail electric customers in Minnesota additional refunds from the gain on the sale of electric transmission assets in 2007 and to provide IPL recovery of $2 million of previously incurred costs for Sutherland #4. Refer to Note 1(c) for discussion of an impairment recognized during the nine months ended September 30, 2011 based on the MPUC’s decision regarding the recovery of IPL’s Whispering Willow - East wind project costs.

WPL’s Retail Fuel-related Rate Case (2013 Test Year) - In June 2012, WPL filed a request with the PSCW to decrease annual rates for WPL’s retail electric customers by $25 million, or approximately 2%, to reflect anticipated decreases in retail electric production fuel and energy purchases costs (fuel-related costs) in 2013 compared to the fuel-related cost estimates used to determine rates for 2012. In October 2012, WPL received an oral decision from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 3%, related to expected changes in retail fuel-related costs. The 2013 fuel-related costs approved by the PSCW were based on forecasted energy market prices for 2013, which were updated in October 2012. WPL currently anticipates the 2013 fuel-related costs will be monitored using an annual bandwidth of plus or minus 2%. The rate change granted from this request is scheduled to be effective on January 1, 2013.

WPL’s Retail Fuel-related Rate Case (2012 Test Year) - In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million related to expected changes in retail fuel-related costs for 2012. The December 2011 order also required WPL to defer direct CSAPR compliance costs that are not included in the fuel monitoring level and set a zero percent tolerance band for the CSAPR-related deferral. The 2012 fuel-related costs, excluding deferred CSAPR compliance costs, will be monitored using an annual bandwidth of plus or minus 2%. The retail electric rate increase granted from this request was effective January 1, 2012. Retail fuel-related costs incurred by WPL for the period from January 2012 through September 2012 were lower than retail fuel-related costs used to determine rates. WPL currently projects that its retail fuel-related costs for the 2012 calendar year will remain lower than the approved fuel monitoring level by more than the 2% bandwidth resulting in future refunds anticipated to be paid to WPL’s retail electric customers. As of September 30, 2012, Alliant Energy and WPL recorded $5 million in “Regulatory liabilities” on their Condensed Consolidated Balance Sheets for refunds anticipated to be paid to WPL’s retail electric customers.

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

As of September 30, 2012 and December 31, 2011, IPL sold $210.9 million and $195.3 million aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2012	2011	2012	2011
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$150.0	$160.0	$160.0	$160.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	95.0	125.4	124.2	114.0
Costs incurred	0.4	0.3	1.1	1.1

The attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

	September 30, 2012	December 31, 2011
Customer accounts receivable	$137.9	$122.4
Unbilled utility revenues	64.7	65.4
Other receivables	8.3	7.5
Receivables sold	210.9	195.3
Less: cash proceeds (a)	55.0	140.0
Deferred proceeds	155.9	55.3
Less: allowance for doubtful accounts	2.0	1.6
Fair value of deferred proceeds	$153.9	$53.7
Outstanding receivables past due	$16.6	$15.9

(a)
Changes in cash proceeds for the nine months ended September 30, 2012 are recorded in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Cash Flows.

Additional attributes of IPL’s receivables sold under the Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2012	2011	2012	2011
Collections reinvested in receivables	$522.9	$482.3	$1,334.7	$1,367.8
Credit losses, net of recoveries	3.0	3.4	7.3	7.9

(4) INCOME TAXES
Income Tax Rates - The provision for income taxes for earnings from continuing operations is based on an estimated annual effective income tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective income tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to effects of enacted tax legislation, utility rate-making, including the tax benefit rider, tax credits, state income taxes and certain non-deductible expenses. Changes in state apportionment rates caused by the planned sale of Alliant Energy’s RMT business also impacted the effective income tax rates for the nine months ended September 30, 2012 for Alliant Energy, IPL and WPL. The effective income tax rates shown in the following table for the three and nine months ended September 30 were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Three Months		Nine Months
	2012	2011	2012	2011
Alliant Energy	20.4%	23.5%	24.0%	16.6%
IPL	(12.6%)	(3.3%)	(5.6%)	(1.7%)
WPL	35.5%	34.4%	37.7%	33.0%

State Apportionment - Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the condensed consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax group, including both its regulated operations and its non-regulated operations. In the first quarter of 2012, Alliant Energy, IPL and WPL recorded $15.2 million, $8.1 million and $7.0 million, respectively, of deferred income tax expense due to changes in state apportionment projections caused by the planned sale of Alliant Energy’s RMT business. These income tax expense amounts recognized in the first quarter of 2012 increased Alliant Energy’s, IPL’s and WPL’s effective income tax rates for continuing operations for the nine months ended September 30, 2012 by 4.3%, 6.9% and 3.5%, respectively.

IPL’s Electric Tax Benefit Rider - In January 2011, the IUB approved an electric tax benefit rider proposed by IPL, which utilizes tax-related regulatory liabilities to credit bills of Iowa retail electric customers beginning in February 2011 to help offset the impact of recent rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs, mixed service costs and allocation of insurance proceeds from the floods in 2008. Alliant Energy’s and IPL’s effective income tax rates for the three and nine months ended September 30, 2012 and 2011 include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the electric tax benefit rider. Tax benefit rider-related regulatory liabilities of $23 million and $63 million for the three and nine months ended September 30, 2012, and $20 million and $44 million for the three and nine months ended September 30, 2011, respectively, were used to credit IPL’s Iowa retail electric customers’ bills. The tax impacts of the electric tax benefit rider are currently expected to decrease Alliant Energy’s and IPL’s 2012 annual effective income tax rates for continuing operations by 11.0% and 34.5%, respectively. The tax impacts of the electric tax benefit rider decreased Alliant Energy’s effective income tax rates for continuing operations by 9.2% and 8.9% for the three and nine months ended September 30, 2011, respectively, and decreased IPL’s effective income tax rates by 26.5% and 25.4% for the three and nine months ended September 30, 2011, respectively.

Production Tax Credits - Alliant Energy has three wind projects that are currently generating production tax credits: WPL’s 68 MW Cedar Ridge wind project, which began generating electricity in late 2008; IPL’s 200 MW Whispering Willow - East wind project, which began generating electricity in late 2009; and WPL’s 200 MW Bent Tree - Phase I wind project, which began generating electricity in late 2010. For the three and nine months ended September 30, production tax credits (net of state tax impacts) resulting from these wind projects were as follows (in millions):

	Three Months		Nine Months
	2012	2011	2012	2011
Cedar Ridge (WPL)	$0.7	$0.6	$3.0	$3.2
Bent Tree - Phase I (WPL)	1.8	1.4	6.0	6.7
Subtotal (WPL)	2.5	2.0	9.0	9.9
Whispering Willow - East (IPL)	2.0	1.8	8.7	8.2
	$4.5	$3.8	$17.7	$18.1

Effect of Rate-making on Property-related Differences - Alliant Energy’s and IPL’s income tax expense and benefits are impacted by certain property-related differences at IPL for which deferred tax is not recognized in the income statement pursuant to Iowa rate-making principles. The primary factor contributing to the increase in the current tax benefits recorded for the effect of rate-making on property-related differences is related to repair expenditures and the allocation of mixed service costs at IPL in 2012. The Internal Revenue Service (IRS) audit process was completed for allocation of mixed service costs with the income tax return for calendar year 2010 and repairs expenditures with the income tax return for calendar year 2011. The tax benefits and expenses from the change in accounting method for allocation of mixed service costs subsequent to 2010 and the tax benefits and expenses from the change in accounting method for repairs expenditures subsequent to 2011 are being recorded consistent with general Iowa rate-making principles, which impact income tax expense and benefits at Alliant Energy and IPL.

Wisconsin Tax Legislation - In June 2011, the 2011 Wisconsin Act 32 (Act 32) was enacted. The most significant provision of Act 32 for Alliant Energy authorizes combined groups to share net operating loss carryforwards that were incurred by group members prior to January 1, 2009 and utilize these shared net operating losses over 20 years beginning after December 31, 2011. Based on this provision of Act 32, Alliant Energy anticipated its Wisconsin combined group will be able to fully utilize $368 million of Wisconsin net operating losses incurred by Alliant Energy and Resources prior to January 1, 2009 to offset future taxable income and therefore reversed previously recorded deferred tax asset valuation allowances related to state net operating loss carryforwards of $19 million in the second quarter of 2011. The income tax benefits recognized in the second quarter of 2011 from Act 32 decreased Alliant Energy’s effective income tax rate for continuing operations by 5.8% for the nine months ended September 30, 2011.

Deferred Tax Assets and Liabilities - For the nine months ended September 30, 2012, Alliant Energy’s, IPL’s and WPL’s current deferred tax assets increased $67.2 million, $22.4 million and $44.3 million, respectively, and Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities increased $244.5 million, $102.5 million and $136.8 million, respectively. These increases were primarily due to a transfer of deferred tax assets from non-current to current caused by an increase in the amount of federal and state net operating loss carryforwards expected to be utilized during the next 12 months. The increase in non-current deferred tax liabilities was also due to property-related temporary differences recorded during the nine months ended September 30, 2012 from bonus depreciation deductions available in 2012.

Bonus Depreciation Deductions - In 2010, the Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL are related to the extension of bonus depreciation deductions for certain expenditures for property that are placed in service through December 31, 2012. Based on capital projects expected to be placed into service in 2012, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed in its 2012 federal income tax return will be approximately $415 million ($114 million for IPL, $203 million for WPL and $98 million for Resources).

Carryforwards - At September 30, 2012, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (in millions):

Alliant Energy	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$828	$284	2028
Federal net operating losses offset - uncertain tax positions	(55)	(19)
State net operating losses	776	40	2014
State net operating losses offset - uncertain tax positions	(26)	(2)
Federal tax credits	128	126	2022
		$429

IPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$354	$121	2028
Federal net operating losses offset - uncertain tax positions	(25)	(9)
State net operating losses	170	9	2022
Federal tax credits	34	34	2022
		$155

WPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$379	$130	2028
Federal net operating losses offset - uncertain tax positions	(30)	(10)
State net operating losses	183	10	2022
State net operating losses offset - uncertain tax positions	(26)	(2)
Federal tax credits	36	35	2022
		$163

Uncertain Tax Positions - In October 2012, the Joint Committee of Taxation finalized the audits of Alliant Energy’s, IPL’s and WPL’s federal income tax returns for calendar years 2005 through 2009. The completion of these audits also finalized the deductions for the repairs expenditures change in method of accounting included in Alliant Energy’s, IPL’s and WPL’s federal income tax returns for calendar years 2008 through 2010. With the completion of these audits in the fourth quarter of 2012, Alliant Energy, IPL and WPL expect to reduce their uncertain tax positions related to the repairs expenditures change in method of accounting. The reduction of these uncertain tax positions is not expected to have a material impact on effective tax rates for continuing operations for Alliant Energy, IPL and WPL in the fourth quarter of 2012.

(5) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for Alliant Energy’s, IPL’s and WPL’s sponsored defined benefit pension and other postretirement benefits plans, and defined benefit pension plans amounts directly assigned to IPL and WPL, for the three and nine months ended September 30 are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the qualified defined benefit pension plans costs represent only those respective costs for IPL’s and WPL’s bargaining unit employees covered under the plans that are sponsored by IPL and WPL, respectively. Also in the “IPL” and “WPL” tables below, the other postretirement benefits plans costs (credits) represent costs (credits) for all IPL and WPL employees, respectively. The “Directly assigned defined benefit pension plans” tables below include amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans.

Alliant Energy	Defined Benefit Pension Plans				Other Postretirement Benefits Plans
	Three Months		Nine Months		Three Months		Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$3.3	$2.9	$10.0	$8.6	$1.7	$1.6	$5.2	$5.4
Interest cost	13.0	13.0	38.9	39.0	2.6	2.8	7.7	9.5
Expected return on plan assets	(17.2)	(15.9)	(51.6)	(47.8)	(1.9)	(2.0)	(5.7)	(5.9)
Amortization of:
Prior service cost (credit)	0.1	0.2	0.2	0.6	(3.0)	(3.4)	(9.0)	(6.6)
Actuarial loss	8.3	5.2	24.9	15.7	1.6	1.2	4.7	4.0
Additional benefit costs (a)	—	1.3	—	10.2	—	—	—	—
Settlement loss	—	1.1	—	1.1	—	—	—	—
	$7.5	$7.8	$22.4	$27.4	$1.0	$0.2	$2.9	$6.4

IPL	Qualified Defined Benefit Pension Plans				Other Postretirement Benefits Plans
	Three Months		Nine Months		Three Months		Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1.8	$1.5	$5.6	$4.6	$0.7	$0.6	$2.2	$2.0
Interest cost	4.3	4.2	12.8	12.5	1.1	1.3	3.3	4.3
Expected return on plan assets	(5.8)	(5.0)	(17.3)	(15.0)	(1.3)	(1.4)	(3.9)	(4.0)
Amortization of:
Prior service cost (credit)	0.1	0.2	0.3	0.4	(1.5)	(1.8)	(4.7)	(3.3)
Actuarial loss	2.6	1.4	7.7	4.3	0.9	0.7	2.7	2.2
	$3.0	$2.3	$9.1	$6.8	($0.1)	($0.6)	($0.4)	$1.2

WPL	Qualified Defined Benefit Pension Plan				Other Postretirement Benefits Plans
	Three Months		Nine Months		Three Months		Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1.3	$1.1	$3.9	$3.4	$0.7	$0.7	$2.1	$2.2
Interest cost	4.1	4.1	12.3	12.1	1.0	1.1	3.1	3.7
Expected return on plan assets	(5.6)	(5.0)	(16.8)	(15.0)	(0.3)	(0.3)	(1.0)	(1.0)
Amortization of:
Prior service cost (credit)	0.2	0.1	0.4	0.4	(1.0)	(1.1)	(2.9)	(2.2)
Actuarial loss	3.0	1.8	9.1	5.3	0.6	0.5	1.7	1.6
	$3.0	$2.1	$8.9	$6.2	$1.0	$0.9	$3.0	$4.3

Directly assigned defined benefit pension plans	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011
Interest cost	$1.8	$1.9	$5.3	$5.6	$1.3	$1.4	$3.9	$4.1
Expected return on plan assets	(2.4)	(2.4)	(7.2)	(7.3)	(1.9)	(1.9)	(5.5)	(5.5)
Amortization of:
Prior service credit	(0.1)	(0.1)	(0.2)	(0.2)	—	—	(0.1)	(0.1)
Actuarial loss	1.0	0.7	2.9	2.2	0.9	0.8	2.7	2.2
Additional benefit costs (a)	—	0.6	—	2.8	—	0.1	—	0.7
	$0.3	$0.7	$0.8	$3.1	$0.3	$0.4	$1.0	$1.4

(a)
Alliant Energy reached an agreement with the IRS, which resulted in a favorable determination letter for the Cash Balance Plan during the first quarter of 2011. The agreement with the IRS required Alliant Energy to amend the Cash Balance Plan, which was completed in the second quarter of 2011, resulting in aggregate additional benefits of $10.2 million paid by Alliant Energy to certain former participants in the Cash Balance Plan in the second half of 2011. Alliant Energy recognized $1.3 million and $10.2 million of additional benefits costs during the three and nine months ended September 30, 2011, respectively, related to these benefits. IPL recognized $0.8 million ($0.6 million directly assigned and $0.2 million allocated by Corporate Services) and $6.3 million ($2.8 million directly assigned and $3.5 million allocated by Corporate Services) of additional benefits costs during the three and nine months ended September 30, 2011, respectively, related to these benefits. WPL recognized $0.4 million ($0.1 million directly assigned and $0.3 million allocated by Corporate Services) and $3.4 million ($0.7 million directly assigned and $2.7 million allocated by Corporate Services) of additional benefits costs during the three and nine months ended September 30, 2011, respectively, related to these benefits. Refer to Note 11(c) for additional information regarding the Cash Balance Plan.

Corporate Services provides services to IPL and WPL and, as a result, IPL and WPL are allocated pension and other postretirement benefits costs (credits) associated with Corporate Services employees. The following table includes the allocated qualified and non-qualified pension and other postretirement benefits costs (credits) associated with Corporate Services employees providing services to IPL and WPL for the three and nine months ended September 30 (in millions):

	Pension Benefits Costs (a)				Other Postretirement Benefits Costs
	Three Months		Nine Months		Three Months		Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011
IPL	$0.4	$1.3	$1.4	$5.4	$—	$—	$0.1	$0.4
WPL	0.4	0.9	1.0	3.9	0.1	(0.1)	0.1	0.2

(a)
For the three and nine months ended September 30, 2011, additional qualified pension benefits costs resulting from the amendment to the Cash Balance Plan in the second quarter of 2011 allocated to IPL were $0.2 million and $3.5 million, and to WPL were $0.3 million and $2.7 million, respectively.

Estimated Future and Actual Employer Contributions - Estimated and actual funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans, and the directly assigned qualified and non-qualified defined benefit pension plans amounts for 2012 are as follows (in millions):

	Estimated for Calendar Year 2012			Actual Through September 30, 2012
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Qualified defined benefit pension plans	$—	$—	$—	$—	$—	$—
Non-qualified defined benefit pension plans (a)	16.3	N/A	N/A	3.1	N/A	N/A
Directly assigned defined benefit pension plans (b)	N/A	0.8	0.2	N/A	0.7	0.1
Other postretirement benefits plans	4.4	2.2	2.0	4.4	2.2	2.0

(a)
Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees of IPL and WPL. Alliant Energy allocates pension costs to IPL and WPL for these plans. Estimated amounts for calendar year 2012 include amounts paid to a retired executive in the fourth quarter of 2012, which are expected to result in a settlement loss of $5 million in the fourth quarter of 2012.

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

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). For the three and nine months ended September 30, costs related to the 401(k) savings plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy				IPL (a)				WPL (a)
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
401(k) costs	$4.4	$4.4	$14.1	$14.3	$2.4	$2.2	$7.4	$7.1	$2.0	$2.0	$6.2	$6.6

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity Incentive Plans - A summary of compensation expense and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Compensation expense	$0.1	$0.1	$3.8	$4.9	$0.1	$0.1	$2.0	$2.7	$0.1	$0.1	$1.7	$2.0
Income tax benefits	—	0.1	1.5	2.0	—	0.1	0.8	1.1	0.1	—	0.7	0.8

As of September 30, 2012, total unrecognized compensation cost related to share-based compensation awards was $9.8 million, which is expected to be recognized over a weighted average period of between one and two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the Condensed Consolidated Statements of Income.

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

Performance Shares - A summary of the performance shares activity for the nine months ended September 30 was as follows:

	2012	2011
	Shares (a)	Shares (a)
Nonvested shares, January 1	236,979	234,518
Granted	45,612	64,217
Vested (b)	(111,980)	(57,838)
Forfeited	(25,334)	(3,918)
Nonvested shares, September 30	145,277	236,979

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

Performance Units - A summary of the performance unit activity for the nine months ended September 30 was as follows:

	2012	2011
	Units (a)	Units (a)
Nonvested units, January 1	42,996	23,128
Granted	24,686	23,975
Forfeited	(878)	(4,107)
Nonvested units, September 30	66,804	42,996

(a)
Unit amounts represent the target number of performance units. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at September 30, 2012 by year of grant, were as follows:

	Performance Shares			Performance Units
	2012	2011	2010	2012	2011	2010
	Grant	Grant	Grant	Grant	Grant	Grant
Nonvested awards	45,612	45,235	54,430	24,686	21,693	20,425
Alliant Energy common stock closing price on September 30, 2012	$43.39	$43.39	$43.39
Alliant Energy common stock average price on grant date				$43.05	$38.75	$32.56
Estimated payout percentage based on performance criteria	78%	91%	162%	78%	91%	162%
Fair values of each nonvested award	$33.84	$39.48	$70.29	$33.58	$35.26	$52.74

At September 30, 2012, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer groups. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Restricted Stock - Restricted stock consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the nine months ended September 30 was as follows:

	2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	35,800	$30.87	70,033	$32.27
Granted during first quarter	—	—	5,000	39.86
Vested	(32,466)	29.95	(38,633)	34.60
Forfeited	—	—	(600)	29.41
Nonvested shares, September 30	3,334	39.86	35,800	30.87

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the nine months ended September 30 was as follows:

	2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	301,738	$32.60	296,190	$32.32
Granted during first quarter	45,612	43.05	64,217	38.75
Vested	(65,172)	32.56	(53,274)	37.93
Forfeited	(70,527)	39.93	(5,395)	38.00
Nonvested shares, September 30	211,651	32.42	301,738	32.60

Non-qualified Stock Options - A summary of the stock option activity for the nine months ended September 30 was as follows:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	63,889	$24.21	163,680	$24.51
Exercised	(38,711)	24.41	(62,481)	27.10
Outstanding and exercisable, September 30	25,178	23.89	101,199	22.92

The weighted average remaining contractual term for options outstanding and exercisable at September 30, 2012 was between one and two years. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2012 was $0.5 million.

Other information related to stock option activity for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2012	2011	2012	2011
Cash received from stock options exercised	$0.2	$0.1	$0.9	$1.7
Aggregate intrinsic value of stock options exercised	0.3	—	0.8	0.8
Income tax benefit from the exercise of stock options	0.1	—	0.3	0.3

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity for the nine months ended September 30 was as follows:

	2012	2011
	Awards	Awards
Nonvested awards, January 1	46,676	23,428
Granted	36,936	23,975
Vested (a)	(21,605)	—
Forfeited	(1,533)	(727)
Nonvested awards, September 30	60,474	46,676

(a)	In the first quarter of 2012, 21,605 performance contingent cash awards granted in 2010 vested, resulting in cash payouts valued at $0.9 million.

(6) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity during the nine months ended September 30, 2012 was as follows:

Shares outstanding, January 1	111,018,821
Equity incentive plans (Note 5(b))	20,195
Other (a)	(51,616)
Shares outstanding, September 30	110,987,400

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the equity incentive plans.

Dividend Restrictions - As of September 30, 2012, IPL’s amount of retained earnings that were free of dividend restrictions was $375 million. As of September 30, 2012, WPL’s amount of retained earnings that were free of dividend restrictions was $209 million.

Restricted Net Assets of Subsidiaries - As of September 30, 2012, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.1 billion and $1.3 billion, respectively.

Capital Transactions with Subsidiaries - For the nine months ended September 30, 2012, IPL received capital contributions of $80.0 million from its parent company. For the nine months ended September 30, 2012, IPL and WPL paid common stock dividends of $91.6 million and $84.1 million, respectively, to their parent company.

(7) DEBT
(a) Short-term Debt - Information regarding commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities classified as short-term debt was as follows (dollars in millions):

	Alliant Energy	Parent
September 30, 2012	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$70.4	$70.4	$—	$—
Remaining maturity	1 day	1 day	N/A	N/A
Interest rates	0.4%	0.4%	N/A	N/A
Available credit facility capacity (a)	$879.6	$229.6	$250.0	$400.0

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2012	2011	2012	2011	2012	2011
Maximum amount outstanding (based on daily outstanding balances)	$185.3	$22.1	$19.5	$18.0	$35.6	$—
Average amount outstanding (based on daily outstanding balances)	$133.0	$2.6	$1.3	$1.7	$11.9	$—
Weighted average interest rates	0.4%	0.4%	0.4%	0.3%	0.3%	N/A
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$185.3	$96.5	$35.4	$54.4	$35.6	$96.5
Average amount outstanding (based on daily outstanding balances)	$100.2	$28.7	$7.2	$7.1	$13.3	$23.0
Weighted average interest rates	0.4%	0.3%	0.4%	0.3%	0.3%	0.3%

(a)
Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at September 30, 2012. Refer to Note 7(b) for further discussion of $50 million of commercial paper outstanding at September 30, 2012 classified as long-term debt.

(b) Long-term Debt - In September 2012, Corporate Services issued $75 million of 3.45% senior notes due 2022. The proceeds from the September 2012 issuance were used by Corporate Services to repay short-term debt primarily incurred for the purchase of the corporate headquarters building and for general working capital purposes.

As of September 30, 2012, $50 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of September 30, 2012, this commercial paper balance had a weighted average remaining maturity of 2 days and a 0.4% interest rate.

(8) INVESTMENTS
Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011
American Transmission Company LLC (ATC)	($10.4)	($9.7)	($30.6)	($28.2)	($10.4)	($9.7)	($30.6)	($28.2)
Other	—	(0.4)	0.2	(1.4)	(0.1)	(0.1)	(0.6)	(0.7)
	($10.4)	($10.1)	($30.4)	($29.6)	($10.5)	($9.8)	($31.2)	($28.9)

Summary financial information from the unaudited financial statements of ATC for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2012	2011	2012	2011
Operating revenues	$150.3	$142.8	$450.1	$420.6
Operating income	81.5	76.4	240.0	228.1
Net income	60.5	56.6	177.9	166.5

(9) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
September 30, 2012
Assets:
Money market fund investments	$13.6	$13.6	$1.1	$1.1	$12.5	$12.5
Derivative assets (Note 10)	46.5	46.5	28.1	28.1	18.4	18.4
Deferred proceeds (sales of receivables) (Note 3)	153.9	153.9	153.9	153.9	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 7(b))	2,829.5	3,598.7	1,359.3	1,696.1	1,082.5	1,492.4
Cumulative preferred stock of subsidiaries	205.1	215.6	145.1	154.8	60.0	60.8
Derivative liabilities (Note 10)	57.3	57.3	22.8	22.8	34.5	34.5

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
December 31, 2011
Assets:
Derivative assets (Note 10)	$15.7	$15.7	$10.6	$10.6	$5.1	$5.1
Deferred proceeds (sales of receivables) (Note 3)	53.7	53.7	53.7	53.7	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 7(b))	2,704.5	3,325.3	1,309.0	1,560.4	1,082.2	1,439.0
Cumulative preferred stock of subsidiaries	205.1	222.5	145.1	164.3	60.0	58.2
Derivative liabilities (Note 10)	78.0	78.0	33.6	33.6	44.4	44.4

Valuation Techniques -
Money market fund investments - As of September 30, 2012, money market fund investments were measured at fair value using quoted market prices.

Derivative assets and derivative liabilities - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Alliant Energy, IPL and WPL maintain risk policies that govern the use of derivative instruments. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of September 30, 2012 and December 31, 2011 were not designated as hedging instruments. Alliant Energy’s, IPL’s and WPL’s derivative instruments as of September 30, 2012 and December 31, 2011 included electric physical forward purchase contracts and forward swap contracts to mitigate pricing volatility for the electricity purchased to supply to IPL’s and WPL’s customers; natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate, optimize the value of IPL’s natural gas pipeline capacity and mitigate pricing volatility for natural gas supplied to IPL’s retail customers; natural gas options to mitigate pricing volatility for natural gas supplied to WPL’s retail customers; natural gas physical forward purchase contracts to mitigate pricing volatility for natural gas supplied to IPL’s and WPL’s retail customers; natural gas physical forward purchase and sale contracts to optimize the value of natural gas pipeline capacity; financial transmission rights (FTRs) acquired to manage transmission congestion costs; and a coal supply contract with volumetric optionality to assist in mitigating pricing volatility for fuel used in the coal-fired electric generating facilities they operate.

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

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of receivables program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold due to the short-term nature of the collection period. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold. Refer to Note 3 for additional information regarding deferred proceeds.

Long-term debt (including current maturities) - For long-term debt instruments that are actively traded, the fair value was based upon quoted market prices for similar liabilities on each reporting date. For long-term debt instruments that are not actively traded, the fair value was based on a discounted cash flow methodology and utilizes assumptions of current market pricing curves at each reporting date. Refer to Note 7(b) for additional information regarding long-term debt.

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

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. As of September 30, 2012, Level 1 items included money market fund investments, IPL’s 8.375% cumulative preferred stock and WPL’s 4.50% cumulative preferred stock.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. As of September 30, 2012 and December 31, 2011, Level 2 items included certain of IPL’s and WPL’s non-exchange traded commodity contracts. Level 2 items as of September 30, 2012 also included the remainder of WPL’s cumulative preferred stock and substantially all of the long-term debt instruments.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. As of September 30, 2012 and December 31, 2011, Level 3 items included IPL’s deferred proceeds, and IPL’s and WPL’s FTRs and certain non-exchange traded commodity contracts.

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

Alliant Energy	September 30, 2012				December 31, 2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Money market fund investments	$13.6	$13.6	$—	$—	$—	$—	$—	$—
Derivatives - commodity contracts	46.5	—	11.9	34.6	15.7	—	3.4	12.3
Deferred proceeds	153.9	—	—	153.9	53.7	—	—	53.7
Capitalization and liabilities:
Long-term debt (including current maturities)	3,598.7	—	3,598.2	0.5	N/A	N/A	N/A	N/A
Cumulative preferred stock of subsidiaries	215.6	165.2	50.4	—	N/A	N/A	N/A	N/A
Derivatives - commodity contracts	57.3	—	40.3	17.0	78.0	—	64.8	13.2

IPL	September 30, 2012				December 31, 2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Money market fund investments	$1.1	$1.1	$—	$—	$—	$—	$—	$—
Derivatives - commodity contracts	28.1	—	8.1	20.0	10.6	—	1.3	9.3
Deferred proceeds	153.9	—	—	153.9	53.7	—	—	53.7
Capitalization and liabilities:
Long-term debt	1,696.1	—	1,696.1	—	N/A	N/A	N/A	N/A
Cumulative preferred stock	154.8	154.8	—	—	N/A	N/A	N/A	N/A
Derivatives - commodity contracts	22.8	—	18.3	4.5	33.6	—	28.6	5.0

WPL	September 30, 2012				December 31, 2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Money market fund investments	$12.5	$12.5	$—	$—	$—	$—	$—	$—
Derivatives - commodity contracts	18.4	—	3.8	14.6	5.1	—	2.1	3.0
Capitalization and liabilities:
Long-term debt	1,492.4	—	1,492.4	—	N/A	N/A	N/A	N/A
Cumulative preferred stock	60.8	10.4	50.4	—	N/A	N/A	N/A	N/A
Derivatives - commodity contracts	34.5	—	22.0	12.5	44.4	—	36.2	8.2

Alliant Energy, IPL and WPL generally record gains and losses from IPL’s and WPL’s derivative instruments with offsets to regulatory assets or regulatory liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets, and the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities on the Condensed Consolidated Balance Sheets.

The significant unobservable inputs (Level 3 inputs) used in the fair value measurement of IPL’s and WPL’s commodity contracts are forecasted electricity, natural gas and coal prices, and the expected volatility of such prices. Significant changes in any of those inputs would result in a significantly lower or higher fair value measurement. Information for fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and nine months ended September 30 was as follows (in millions):

Alliant Energy	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds
Three Months Ended September 30	2012	2011	2012	2011	2012	2011
Beginning balance, July 1	$18.8	$18.1	$—	$2.1	$81.7	$66.4
Total net losses (realized/unrealized) included in changes in net assets (a)	(2.3)	(0.1)	—	—	—	—
Transfers into Level 3 (b)	(0.4)	—	—	—	—	—
Transfers out of Level 3 (c)	9.3	—	—	—	—	—
Settlements (d)	(7.8)	(6.1)	—	(1.7)	72.2	21.0
Ending balance, September 30	$17.6	$11.9	$—	$0.4	$153.9	$87.4
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30 (a)	($0.7)	($0.1)	$—	$—	$—	$—

Alliant Energy	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds
Nine Months Ended September 30	2012	2011	2012	2011	2012	2011
Beginning balance, January 1	($0.9)	$2.8	$—	$4.7	$53.7	$152.9
Total net losses (realized/unrealized) included in changes in net assets (a)	(8.3)	—	—	—	—	—
Transfers into Level 3 (b)	(1.7)	0.2	—	—	—	—
Transfers out of Level 3 (c)	8.3	—	—	—	—	—
Purchases	35.8	21.8	—	—	—	—
Settlements (d)	(15.6)	(12.9)	—	(4.3)	100.2	(65.5)
Ending balance, September 30	$17.6	$11.9	$—	$0.4	$153.9	$87.4
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30 (a)	($4.4)	$—	$—	$—	$—	$—

IPL	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds
Three Months Ended September 30	2012	2011	2012	2011	2012	2011
Beginning balance, July 1	$14.1	$17.5	$—	$—	$81.7	$66.4
Total net losses (realized/unrealized) included in changes in net assets (a)	(0.2)	(0.1)	—	—	—	—
Transfers out of Level 3 (c)	7.4	—	—	—	—	—
Settlements (d)	(5.8)	(5.0)	—	—	72.2	21.0
Ending balance, September 30	$15.5	$12.4	$—	$—	$153.9	$87.4
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30 (a)	$1.4	($0.1)	$—	$—	$—	$—

IPL	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts		Deferred Proceeds
Nine Months Ended September 30	2012	2011	2012	2011	2012	2011
Beginning balance, January 1	$4.3	$4.3	$—	$4.8	$53.7	$152.9
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	(4.8)	0.4	—	—	—	—
Transfers into Level 3 (b)	(1.1)	—	—	—	—	—
Transfers out of Level 3 (c)	2.4	—	—	—	—	—
Purchases	26.8	18.1	—	—	—	—
Sales (e)	—	—	—	(2.1)	—	—
Settlements (d)	(12.1)	(10.4)	—	(2.7)	100.2	(65.5)
Ending balance, September 30	$15.5	$12.4	$—	$—	$153.9	$87.4
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30 (a)	($0.7)	$0.4	$—	$—	$—	$—

WPL	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts
Three Months Ended September 30	2012	2011	2012	2011
Beginning balance, July 1	$4.7	$0.6	$—	$—
Total net losses (realized/unrealized) included in changes in net assets (a)	(2.1)	—	—	—
Transfers into Level 3 (b)	(0.4)	—	—	—
Transfers out of Level 3 (c)	1.9	—	—	—
Settlements	(2.0)	(1.1)	—	—
Ending balance, September 30	$2.1	($0.5)	$—	$—
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30 (a)	($2.1)	$—	$—	$—

WPL	Derivative Assets and (Liabilities), net
	Commodity Contracts		Foreign Contracts
Nine Months Ended September 30	2012	2011	2012	2011
Beginning balance, January 1	($5.2)	($1.5)	$—	($0.1)
Total net losses (realized/unrealized) included in changes in net assets (a)	(3.5)	(0.4)	—	—
Transfers into Level 3 (b)	(0.6)	0.2	—	—
Transfers out of Level 3 (c)	5.9	—	—	—
Purchases	9.0	3.7	—	—
Settlements	(3.5)	(2.5)	—	0.1
Ending balance, September 30	$2.1	($0.5)	$—	$—
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30 (a)	($3.7)	($0.4)	$—	$—

(a)	Gains and losses related to derivative assets and derivative liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on the Condensed Consolidated Balance Sheets.

(b)	Markets for similar assets and liabilities became inactive and observable market inputs became unavailable for transfers into Level 3. The transfers were valued as of the beginning of the period.

(c)	Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3. The transfers were valued as of the beginning of the period.

(d)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

(e)	The foreign exchange contract was transferred from IPL to Resources in connection with the sale of wind project assets in the second quarter of 2011.

Electric, Natural Gas and Coal Commodity Contracts - As of September 30, 2012, the fair value of Alliant Energy’s, IPL’s and WPL’s electric, natural gas and coal commodity contracts classified as Level 3, excluding FTRs, were recognized as net derivative liabilities of $5.6 million, $1.2 million and $4.4 million, respectively. These commodity contracts were valued using a market approach technique that utilizes significant observable inputs to estimate forward commodity prices. Forward electric and coal prices are estimated using market information obtained from counterparties and brokers, including bids, offers, historical transactions (including historical price differences between locations with both observable and unobservable prices) and executed trades. Forward natural gas prices are estimated using the most recent quoted observable inputs applied to future months (including historical price differences between locations with both observable and unobservable prices). Observable inputs are obtained from third-party pricing data sources and include bids, offers, historical transactions and executed trades. Forward electric price commodity curves that extend beyond currently available observable inputs utilize market prices for the most recent period for which observable inputs are available. Observable inputs include bids, offers, historical transactions and executed trades.

FTRs - As of September 30, 2012, Alliant Energy’s, IPL’s and WPL’s FTRs classified as Level 3 were recognized as net derivative assets of $23.2 million, $16.7 million and $6.5 million, respectively. These FTRs were measured at fair value using monthly or annual auction shadow prices for identical or similar instruments from relevant closed auctions.

(10) DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 9 for detailed discussion of Alliant Energy’s, IPL’s and WPL’s derivative instruments as of September 30, 2012 and December 31, 2011.

Notional Amounts - As of September 30, 2012, notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2012	2013	2014	2015	Total
Alliant Energy
Electricity (megawatt-hours (MWhs))	1,280	3,860	2,118	876	8,134
FTRs (MWs)	16	28	—	—	44
Natural gas (dekatherms (Dths))	26,070	44,899	6,410	—	77,379
Coal (tons)	—	956	981	561	2,498
IPL
Electricity (MWhs)	786	1,978	366	—	3,130
FTRs (MWs)	8	15	—	—	23
Natural gas (Dths)	19,274	32,309	3,235	—	54,818
WPL
Electricity (MWhs)	494	1,882	1,752	876	5,004
FTRs (MWs)	8	13	—	—	21
Natural gas (Dths)	6,796	12,590	3,175	—	22,561
Coal (tons)	—	956	981	561	2,498

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

	Alliant Energy		IPL		WPL
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Commodity contracts
Current derivative assets	$35.9	$12.7	$25.9	$9.2	$10.0	$3.5
Non-current derivative assets	10.6	3.0	2.2	1.4	8.4	1.6
Current derivative liabilities	37.8	55.9	17.9	24.5	19.9	31.4
Non-current derivative liabilities	19.5	22.1	4.9	9.1	14.6	13.0

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

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Three Months Ended September 30
Regulatory assets	($6.3)	($23.8)	($0.1)	($13.3)	($6.2)	($10.5)
Regulatory liabilities	15.8	3.7	6.9	2.2	8.9	1.5
Nine Months Ended September 30
Regulatory assets	(38.3)	(33.1)	(17.3)	(18.7)	(21.0)	(14.4)
Regulatory liabilities	21.3	8.6	11.3	5.4	10.0	3.2

Losses from commodity contracts during the nine months ended September 30, 2012 were primarily due to impacts of decreases in electricity and natural gas prices during the first quarter of 2012.

Credit Risk-related Contingent Features - Alliant Energy, IPL and WPL have entered into various agreements that contain credit risk-related contingent features including requirements for them to maintain certain credit ratings from each of the major credit rating agencies and/or limitations on their liability positions under the various agreements based upon their credit ratings. In the event of a downgrade in their credit ratings or if their liability positions exceed certain contractual limits, Alliant Energy, IPL or WPL may need to provide credit support in the form of letters of credit or cash collateral up to the amount of their exposure under the contracts, or may need to unwind the contracts and pay the underlying liability positions.

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on September 30, 2012 was $57.3 million, $22.8 million and $34.5 million for Alliant Energy, IPL and WPL, respectively. At September 30, 2012, Alliant Energy, IPL and WPL all had investment-grade credit ratings. However, IPL exceeded its liability position with one counterparty requiring it to post $0.3 million of cash collateral. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on September 30, 2012, Alliant Energy, IPL and WPL would be required to post an additional $57.0 million, $22.5 million and $34.5 million, respectively, of credit support to their counterparties.

(11) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Alliant Energy and WPL have entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for certain of their emission controls projects. At September 30, 2012, Alliant Energy’s and WPL’s minimum future commitments related to capital expenditures for the installation of scrubbers and baghouses at WPL’s Columbia Units 1 and 2 to reduce SO2 and mercury emissions at the generating facility were $34 million.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to IPL’s and WPL’s utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At September 30, 2012, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
Duane Arnold Energy Center (DAEC) (IPL)	$271	$271	$—
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	95	—	95
Other	63	4	59
	429	275	154
Natural gas	344	208	136
Coal (b)	302	79	52
SO2 emission allowances	34	34	—
Other (c)	22	9	13
	$1,131	$605	$355

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased. Excludes contracts that are considered operating leases.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments of $171 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of September 30, 2012.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2012.

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

Once the parties agree to the final terms, the Court must approve the consent decree. Alliant Energy and WPL cannot predict the outcome of these claims, but believe the outcome could be significant if the parties are unable to reach final agreement, or reach final agreement on different terms than currently anticipated, or if the Court does not approve the final consent decree.

Alliant Energy and WPL currently expect to recover any material costs that could be incurred by WPL related to the terms of the final consent decree from WPL’s electric customers. Alliant Energy and WPL do not currently believe any material losses from these air permitting violation claims are both probable and reasonably estimated and therefore have not recognized any material loss contingency amounts related to these claims as of September 30, 2012.

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

In June 2010, the Court issued an opinion and order that granted the plaintiffs’ motion for summary judgment on liability. In December 2010, the Court issued an opinion and order that decided the interest crediting rate that the Plan used to project the cash balance accounts of the plaintiffs during the class period should have been 8.2% and that a pre-retirement mortality discount would not be applied to the damages calculation. In May 2011, the Plan was amended and the Plan subsequently made approximately $10 million in additional payments in 2011 to certain former participants in the Plan. This amendment was required based on an agreement Alliant Energy reached with the IRS, which resulted in a favorable determination letter for the Plan in 2011. In November 2011, plaintiffs filed a motion for leave to file a supplemental complaint to assert that the 2011 amendment to the Plan was itself an ERISA violation. In March 2012, the Plan and the plaintiffs each filed motions for summary judgment related to the supplemental complaint, and the plaintiffs filed a motion for class certification, seeking to amend the class definition and for appointment of class representatives and class counsel.

On July 2, 2012, the Court issued an opinion and order granting plaintiffs’ motion for class certification, but only as to the interest crediting rate and the pre-retirement mortality discount claims of lump-sum recipients. As a result of the opinion and order, two new subclasses were certified in lieu of the prior subclass certification. Subclass A involves persons who received a lump-sum distribution between January 1, 1998 and August 17, 2006 and who received an interest crediting rate of less than 8.2% under the Plan as amended in May 2011. Subclass B involves persons who received a lump-sum distribution between January 1, 1998 and August 17, 2006 and who would have received a larger benefit under the Plan as amended in May 2011 if a pre-retirement mortality discount had not been applied. In the opinion and order the Court then granted plaintiffs’ motion for summary judgment as to the two subclasses, and denied as moot the parties’ motions for summary judgment with respect to issues beyond the two subclasses. In August 2012, as amended in September 2012, the Court entered a final judgment for the two subclasses in the total amount of approximately $18.7 million. The judgment amount includes pre-judgment interest through July 2012 and takes into account the approximate $10 million of additional benefits paid by the Plan following the Plan amendment in 2011. The judgment amount does not include any award for plaintiffs’ attorney’s fees or costs. In September 2012, the plaintiffs filed a motion for payment of plaintiffs’ attorney’s fees and costs in the amount of $9.6 million, of which $4.3 million was requested to be paid out of the common fund awarded to the two subclasses in the September 2012 judgment. The Plan expects to contest the request for plaintiffs’ attorney’s fees and costs to be paid by the Plan. In September 2012, the Plan appealed the judgment, and the interlocutory orders that led to the judgment, to the Seventh Circuit Court of Appeals, and the plaintiffs filed a cross appeal in October 2012. Alliant Energy, IPL and WPL have not recognized any material loss contingency amounts for the final judgment of damages as of September 30, 2012, and do not believe the final outcome of the plaintiffs’ motion for attorney’s fees and costs will have a material impact on their financial condition or results of operations. A material loss contingency for the judgment will not be recognized unless a final unappealable ruling is received, or a settlement is reached, which results in an amendment to the Plan and payment of additional benefits to Plan participants. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the class-action lawsuit or the ultimate impact on their financial condition or results of operations but believe an adverse outcome could have a material effect on their retirement plan funding and expense.

RMT Contract Disputes - In September 2011, RMT filed a lawsuit in the U.S. District Court for the Western District of Wisconsin alleging, among other things, breach of contract against Cable System Installation (CSI), a subcontractor to RMT on several solar projects in New Jersey. The complaint alleges that CSI breached its contract with RMT by failing to complete the work, by failing to complete the work in a timely manner, by failing to perform work according to the contract, for abandonment of work, and for other related claims. RMT incurred additional costs to replace CSI and to complete CSI’s work with alternative subcontractors, incurred liquidated damages assessed by the project owners due to project delays, and had liens filed by CSI’s vendors that CSI has not paid. The lawsuit seeks to recover all costs incurred by RMT as a result of the breaches of contract by CSI. CSI filed an answer and counterclaims against RMT asserting that RMT owes CSI additional amounts for work performed under the contract that have not been paid to date. CSI also filed a motion requesting the case be transferred to New Jersey that has subsequently been denied by the court. CSI has filed liens against the projects based on claims that they have not been paid for work performed under the contract with RMT and has filed lawsuits in New Jersey to foreclose upon the liens that it has filed in that jurisdiction. Vendors of CSI have also filed liens against the projects based on claims that they have not been paid as required under their agreements with CSI. Three vendors of CSI have filed lawsuits in New Jersey including claims against both CSI and RMT resulting from work allegedly performed by the three vendors but not paid by CSI or RMT. As of September 30, 2012, RMT posted bonds to discharge liens of $16 million filed against the New Jersey project sites by CSI and CSI’s vendors. Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated and therefore has not recognized any material loss contingency amounts related to these claims as of September 30, 2012. Alliant Energy is currently not able to estimate the possible loss or range of possible loss related to these claims given the state of the lawsuits. Alliant Energy also has not recognized any material benefits from the lawsuit filed by RMT against CSI as of September 30, 2012.

(d) Guarantees - RMT provides renewable energy services to clients throughout the U.S., including facility siting, permitting, design, procurement, construction and high voltage connection services for wind and solar projects. Alliant Energy has guaranteed RMT’s performance obligations related to certain of these projects. As of September 30, 2012, Alliant Energy had $598 million of performance guarantees outstanding, with $262 million, $289 million and $47 million expiring in 2013, 2014 and 2015, respectively. RMT has also provided surety bonds in support of the payment and performance obligations of certain of these projects and Alliant Energy has guaranteed RMT’s indemnity obligations to the surety company. As of September 30, 2012, Alliant Energy had $79 million in surety bonds and related Alliant Energy performance guarantees outstanding, with $70 million expiring in 2012 and $9 million expiring in 2013. Alliant Energy currently believes that no material cash payments will be made under any of these obligations. Alliant Energy has not recognized any material liabilities related to these obligations as of September 30, 2012.

Alliant Energy continues to guarantee the abandonment obligations of Whiting Petroleum Corporation (Whiting) under the Point Arguello partnership agreements following the sale of Alliant Energy’s remaining interest in Whiting in 2004. The guarantee does not include a maximum limit. As of September 30, 2012, the present value of the abandonment obligations is estimated at $29 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of September 30, 2012.

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

Alliant Energy, IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of these sites to be $19 million ($17 million for IPL and $2 million for WPL) to $44 million ($40 million for IPL and $4 million for WPL). At September 30, 2012, Alliant Energy, IPL and WPL recorded $30 million, $27 million and $3 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, CSAPR, Clean Air Visibility Rule (CAVR), Utility MACT Rule, Wisconsin State Mercury Rule, Wisconsin RACT Rule, Ozone National Ambient Air Quality Standards (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Industrial Boiler and Process Heater MACT Rule, Federal Clean Water Act including Section 316(b), Wisconsin and Iowa State Thermal Rules, Hydroelectric Fish Passage Device, Coal Combustion Residuals, Polychlorinated Biphenyls, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases (GHG), including the EPA New Source Performance Standard (NSPS) for GHG Emissions from Electric Utilities and the EPA GHG Tailoring Rule. Some recent developments concerning these environmental matters are included below:

Air Quality -
CSAPR - In August 2012, the D.C. Circuit Court issued its opinion vacating and remanding CSAPR for further revision to the EPA. The D.C. Circuit Court order also requires the EPA to continue administering CAIR pending the promulgation of a valid replacement for CSAPR. The requirements of CSAPR remain subject to further review by the D.C. Circuit Court and the EPA.

CAVR - In June 2012, the EPA published a final rule that would allow Best Available Retrofit Technology Rule (BART) obligations for SO2 and NOx emissions to be fulfilled by compliance with CSAPR. In June 2012, the EPA also finalized the Iowa and Minnesota CAVR plans, and in August 2012, the EPA finalized the Wisconsin CAVR plan. The Iowa, Minnesota and Wisconsin CAVR plans would require compliance with CSAPR to fulfill BART requirements for SO2 and NOx emission reductions. In August 2012, CSAPR requirements were vacated by the D.C. Circuit Court and the related rule that allowed for CAVR BART obligations to be met by CSAPR also became subject to legal challenges that are pending in the D.C. Circuit Court. It is unknown whether the EPA will allow BART to be fulfilled by CAIR, a modified CSAPR or another rule. This outcome remains uncertain pending the ongoing D.C. Circuit Court’s review of these regulations and the EPA’s responses to resolve the court orders on these rules.

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

(12) SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. As of September 30, 2012, Alliant Energy’s RMT business qualified as assets and liabilities held for sale. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. As a result, Alliant Energy no longer reports “Non-regulated - RMT” segment information. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2012
Operating revenues	$815.3	$46.8	$12.2	$874.3	$13.3	$887.6
Operating income	203.1	0.8	1.5	205.4	8.3	213.7
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				159.2	(10.2)	149.0
Income from discontinued operations, net of tax				—	1.7	1.7
Net income (loss) attributable to Alliant Energy common shareowners				159.2	(8.5)	150.7
Three Months Ended September 30, 2011
Operating revenues	$796.9	$46.4	$15.8	$859.1	$11.8	$870.9
Operating income (loss)	206.1	(2.8)	0.1	203.4	6.0	209.4
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				148.9	(12.0)	136.9
Loss from discontinued operations, net of tax				—	(14.9)	(14.9)
Net income (loss) attributable to Alliant Energy common shareowners				148.9	(26.9)	122.0

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2012
Operating revenues	$2,000.3	$263.9	$39.7	$2,303.9	$39.7	$2,343.6
Operating income	354.0	32.1	4.7	390.8	27.3	418.1
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				237.4	16.4	253.8
Loss from discontinued operations, net of tax				—	(2.3)	(2.3)
Net income attributable to Alliant Energy common shareowners				237.4	14.1	251.5
Nine Months Ended September 30, 2011
Operating revenues	$2,037.7	$342.5	$45.8	$2,426.0	$34.6	$2,460.6
Operating income (loss)	357.6	34.0	(2.3)	389.3	18.0	407.3
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				236.0	23.2	259.2
Loss from discontinued operations, net of tax				—	(12.6)	(12.6)
Net income attributable to Alliant Energy common shareowners				236.0	10.6	246.6

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2012
Operating revenues	$456.6	$29.6	$11.5	$497.7
Operating income	109.5	0.6	1.9	112.0
Earnings available for common stock				103.3
Three Months Ended September 30, 2011
Operating revenues	$443.2	$27.5	$13.8	$484.5
Operating income (loss)	117.5	(1.3)	0.3	116.5
Earnings available for common stock				98.3
Nine Months Ended September 30, 2012
Operating revenues	$1,070.7	$149.2	$37.2	$1,257.1
Operating income	149.3	15.6	6.4	171.3
Earnings available for common stock				115.2
Nine Months Ended September 30, 2011
Operating revenues	$1,097.3	$198.1	$40.7	$1,336.1
Operating income	162.3	15.1	4.7	182.1
Earnings available for common stock				117.7

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2012
Operating revenues	$358.7	$17.2	$0.7	$376.6
Operating income	93.6	0.2	(0.4)	93.4
Earnings available for common stock				55.9
Three Months Ended September 30, 2011
Operating revenues	$353.7	$18.9	$2.0	$374.6
Operating income (loss)	88.6	(1.5)	(0.2)	86.9
Earnings available for common stock				50.6
Nine Months Ended September 30, 2012
Operating revenues	$929.6	$114.7	$2.5	$1,046.8
Operating income (loss)	204.7	16.5	(1.7)	219.5
Earnings available for common stock				122.2
Nine Months Ended September 30, 2011
Operating revenues	$940.4	$144.4	$5.1	$1,089.9
Operating income (loss)	195.3	18.9	(7.0)	207.2
Earnings available for common stock				118.3

(13) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In March 2011, Alliant Energy sold its Industrial Energy Applications, Inc. (IEA) business to narrow its strategic focus and risk profile and received net proceeds of $5 million. In June 2011, RMT sold its environmental business unit and received net proceeds of $12 million.

Alliant Energy is currently pursuing the disposal of the remainder of its RMT business in order to narrow its strategic focus and risk profile. Alliant Energy currently expects to complete the disposal of RMT in 2012. The RMT business qualified as assets and liabilities held for sale as of September 30, 2012.

The operating results of RMT and IEA have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2012	2011	2012	2011
Operating revenues	$94.5	$150.7	$243.0	$326.6
Operating expenses	91.7	175.0	246.6	346.0
Interest expense and other	0.2	(0.2)	0.4	(0.1)
Income (loss) before income taxes	2.6	(24.1)	(4.0)	(19.3)
Income tax expense (benefit)	0.9	(9.2)	(1.7)	(6.7)
Income (loss) from discontinued operations, net of tax	$1.7	($14.9)	($2.3)	($12.6)

A summary of the assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets was as follows (in millions):

	September 30, 2012	December 31, 2011
Assets held for sale:
Property, plant and equipment, net	$—	$3.8
Current assets	51.1	115.5
Other assets	0.3	0.3
Total assets held for sale	51.4	119.6
Liabilities held for sale:
Current liabilities	66.0	62.0
Other long-term liabilities and deferred credits	0.1	0.1
Total liabilities held for sale	66.1	62.1
Net assets (liabilities) held for sale	($14.7)	$57.5

A summary of the components of cash flows for discontinued operations for the nine months ended September 30 was as follows (in millions):

	2012	2011
Net cash flows from (used for) operating activities	$72.0	($79.5)
Net cash flows from (used for) investing activities	(0.2)	11.6
Net cash flows from (used for) financing activities (a)	(71.7)	49.6

(a)	Includes intercompany borrowings.

(14) ASSET RETIREMENT OBLIGATIONS (AROs)
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Balance, January 1	$91.1	$75.9	$56.2	$43.6	$34.9	$32.3
Revisions in estimated cash flows (a)	(9.9)	7.8	(9.2)	7.7	(0.7)	0.1
Liabilities settled	(2.6)	(0.5)	(2.5)	(0.4)	(0.1)	(0.1)
Liabilities incurred (b)	16.0	4.0	—	3.1	7.6	0.9
Accretion expense	2.6	3.4	1.4	2.1	1.2	1.3
Balance, September 30	$97.2	$90.6	$45.9	$56.1	$42.9	$34.5

(a)
For the nine months ended September 30, 2012 and 2011, IPL recorded revisions in estimated cash flows of ($8.2) million and $7.0 million, respectively, based on revised remediation timing and cost information for asbestos remediation at its Sixth Street Generating Station.

(b)
For the nine months ended September 30, 2012, Resources recorded AROs of $8.4 million related to its Franklin County wind project and WPL recorded AROs of $7.6 million related to its Nelson Dewey generating station.

(15) VARIABLE INTEREST ENTITIES (VIEs)
After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (a subsidiary of Calpine Corporation) for the Riverside PPA for Alliant Energy and WPL to determine whether the counterparty is a VIE and if WPL is the primary beneficiary. This PPA is currently accounted for as an operating lease. The counterparty for the Riverside PPA sells a portion of its generating capacity to WPL and can sell its energy output to WPL. Alliant Energy’s and WPL’s maximum exposure to loss from this PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $29.7 million and $57.7 million for the three and nine months ended September 30, 2012, and $28.5 million and $55.4 million for the three and nine months ended September 30, 2011, respectively.

In April 2012, the PSCW approved WPL’s Certificate of Authority (CA) application to acquire Riverside for approximately $393 million. In June 2012, FERC approved WPL’s application to acquire Riverside. In August 2012, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), required for WPL to acquire Riverside expired. WPL’s purchase of Riverside would replace the 490 MW of electricity output currently obtained from the Riverside PPA to meet the long-term energy needs of its customers. WPL currently plans to complete the acquisition in December 2012.

(16) RELATED PARTIES
System Coordination and Operating Agreement - IPL and WPL are parties to a system coordination and operating agreement whereby Corporate Services serves as agent on behalf of IPL and WPL. The agreement, which has been approved or reviewed by FERC and all state regulatory bodies having jurisdiction, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. As agent of the agreement, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions. Corporate Services allocates such sales and purchases among IPL and WPL based on procedures included in the agreement. The sales credited to and purchases billed to IPL and WPL for the three and nine months ended September 30 were as follows (in millions):

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011
Sales credited	$3	$6	$7	$26	$4	$7	$10	$23
Purchases billed	87	93	237	238	13	20	50	56

Service Agreement - Pursuant to a service agreement, IPL and WPL receive various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. The amounts billed to IPL and WPL for the three and nine months ended September 30 were as follows (in millions):

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011
Corporate Services billings	$34	$37	$97	$117	$26	$29	$76	$93

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Net payables to Corporate Services	$80	$82	$49	$48

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2012	2011	2012	2011
ATC billings to WPL	$22	$23	$67	$67
WPL billings to ATC	3	2	7	8

WPL owed ATC net amounts of $6 million as of September 30, 2012 and $6 million as of December 31, 2011.

IPL’s Sale of Certain Wind Project Assets to Resources - Pursuant to a wind development asset purchase and sale agreement, IPL sold Resources wind project assets for the Franklin County wind project at cost in the second quarter of 2011 for $115.3 million.

(17) EARNINGS PER SHARE
A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and nine months ended September 30 was as follows (in thousands):

	Three Months		Nine Months
	2012	2011	2012	2011
Weighted average common shares outstanding:
Basic EPS calculation	110,768	110,647	110,747	110,613
Effect of dilutive share-based awards	11	48	16	55
Diluted EPS calculation	110,779	110,695	110,763	110,668

For the three and nine months ended September 30, 2012 and 2011, there were no potentially dilutive securities excluded from the calculation of diluted EPS.

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
- Electric and gas services in MN (IPL)
- Corporate Services

(a)
In 2012, Alliant Energy announced plans to sell RMT in 2012. As of September 30, 2012, Alliant Energy’s RMT business qualified as assets and liabilities held for sale. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income.

Financial Results
Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the third quarter were as follows (dollars in millions, except per share amounts):

	2012		2011
	Income (Loss)	EPS	Income (Loss)	EPS
Continuing operations:
Utility and Corporate Services	$160.5	$1.45	$148.9	$1.35
Non-regulated and parent	(11.5)	(0.11)	(12.0)	(0.12)
Income from continuing operations	149.0	1.34	136.9	1.23
Income (loss) from discontinued operations	1.7	0.02	(14.9)	(0.13)
Net income	$150.7	$1.36	$122.0	$1.10

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

Utility and Corporate Services - Higher income from continuing operations in the third quarter of 2012 compared to the same period in 2011 was primarily due to:

•
$0.06 per share related to the impact of IPL’s electric tax benefit rider in the third quarter of 2012 compared to the third quarter of 2011, which is not expected to have a material impact on the full year results;

•	an estimated $0.04 per share increase in revenues from higher electric sales in the third quarter of 2012 compared to the third quarter of 2011 due to weather conditions;

•	$0.03 per share of higher electric margins related to changes in the recovery of electric production fuel and energy purchases at WPL;

•	$0.02 per share of charges for emission allowance forward contracts in the third quarter of 2011; and

•	$0.02 per share of AFUDC related to emission controls projects at WPL in the third quarter of 2012.
These items were partially offset by:

•	$0.02 per share of higher purchased electric capacity expenses related to the DAEC and Kewaunee PPAs in the third quarter of 2012 compared to the third quarter of 2011;

•	$0.02 per share related to a contract cancellation charge at IPL in the third quarter of 2012; and

•	$0.02 per share of higher depreciation expense in the third quarter of 2012 compared to the third quarter of 2011.

Non-regulated and parent - Higher income from continuing operations in the third quarter of 2012 compared to the same period in 2011 was primarily due to $0.02 per share of lower income tax expense at the parent company due to quarterly effective tax rate adjustments and higher earnings from the Transportation business. These items were substantially offset by a $0.02 per share decrease related to the impact of IPL’s electric tax benefit rider at the parent company in the third quarter of 2012 compared to the third quarter of 2011. The quarterly effective tax rate adjustments and the tax benefit rider at the parent are not expected to have a material impact on the full year results.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the third quarters of 2012 and 2011.

Strategic Overview
Alliant Energy’s, IPL’s and WPL’s strategic plans focus on their core business of delivering regulated electric and natural gas service in Iowa, Wisconsin and Minnesota. The strategic plans are built upon three key elements: competitive costs, safe and reliable service and balanced generation. The strategic plans for Alliant Energy, IPL and WPL include purchasing and/or constructing new natural gas-fired electric generating facilities; implementing emission controls and performance upgrades at their newer, larger and most efficient coal-fired electric generating facilities, and fuel switching at, and retirement of, certain older, smaller and less efficient generating facilities; entering into a new nuclear generation PPA related to DAEC; constructing a new wind generating facility at Resources; and evaluating potential future development of existing utility wind sites. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2012 include:

•
April 2012 - The PSCW approved WPL’s CA application to acquire Riverside for approximately $393 million. In June 2012, FERC approved WPL’s application to acquire Riverside. In August 2012, the waiting period under the HSR Act required for WPL to purchase Riverside expired. WPL currently plans to complete the acquisition in December 2012.

•
April 2012 - IPL and MidAmerican each filed an updated Emissions Plan and Budget (EPB) with the IUB. IPL’s EPB includes emission controls projects for Ottumwa Unit 1 and Lansing Unit 4. MidAmerican’s EPB includes emission controls projects for George Neal Units 3 and 4. Alliant Energy and IPL currently expect the IUB to issue their decisions on IPL’s and MidAmerican’s EPBs by the first quarter of 2013.

•
July 2012 - WPL announced plans to retire Edgewater Unit 3 and Nelson Dewey Units 1 and 2 by December 31, 2015, and fuel switch or retire Edgewater Unit 4 by December 31, 2018, subject to necessary approvals.

•
July 2012 - WPL filed a CA application with the PSCW to install a scrubber and baghouse system at Edgewater Unit 5 to reduce SO2 emissions at the generating facility. WPL expects a decision from the PSCW regarding this emission controls project by the second quarter of 2013. Subject to regulatory approval of the project and the timing of such approvals, WPL expects to begin construction of the project in 2014 and place it in service in 2016.

•
August 2012 - IPL announced it expects to file in the fourth quarter of 2012 for regulatory approvals to construct an approximate 600 MW natural gas-fired combined-cycle electric generating facility in Marshalltown, Iowa. The advanced rate-making principles filing is expected to include a fixed cost cap of $700 million, excluding AFUDC and transmission upgrade costs, and a return on common equity of 11.25%. The filing is also expected to include a request that any costs incurred in excess of the cost cap be incorporated into rates if determined to be reasonable and prudent. IPL expects to receive decisions on the required regulatory approvals for the new facility by 2014. Subject to regulatory approvals of the new facility and the timing of such approvals, IPL expects to begin construction of the facility in 2014 and place it in service by the second quarter of 2017.

•
August 2012 - IPL filed for regulatory approvals to enter into a new PPA that was recently negotiated with NER, a subsidiary of NextEra Energy, Inc., for the purchase of capacity and energy generated by DAEC located near Palo, Iowa. These filings with the IUB will seek authority to recover the Iowa retail portion of the cost of the new PPA from Iowa retail electric customers through the energy adjustment clause. IPL expects to receive the IUB’s decision on the new PPA by early 2013.

•
November 2012 - IPL announced plans to retire Lansing Unit 3 and Dubuque Units 3 and 4 by December 31, 2014, and Fox Lake Units 1 and 3, Sutherland Units 1 and 3 and various other units by December 31, 2016. The retirement of IPL’s Fox Lake Units 1 and 3 and Sutherland Units 1 and 3 is contingent on the approval and construction of the proposed Marshalltown Generating Station, among other necessary approvals.

Refer to “Strategic Overview” for additional details regarding strategic plan developments.

Rate Matters
Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2012 include:

•
May 2012 - IPL filed a request with the IUB to increase annual rates for its Iowa retail gas customers by $15 million, or approximately 6%, to recover increased capital investments since IPL’s last Iowa retail gas rate case filed in 2005. IPL’s request included a proposal to utilize approximately $36 million of regulatory liabilities over a three-year period to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012, without regulatory review and subject to refund pending determination of final rates from the request. In August 2012, IPL, the Iowa OCA and the Iowa Consumers Coalition filed a unanimous settlement proposal with the IUB that includes an increase in annual rates for IPL’s Iowa retail gas customers of $11 million, a 9.6% return on common equity after the application of double leverage and the gas tax benefit rider as proposed by IPL. The IUB is expected to issue its decision for this rate case by April 2013.

•
May 2012 - IPL filed a request with the IUB for proposed changes to the energy adjustment clause rules in Iowa to include cost recovery of emission control chemicals and impacts of future EPA rule changes, including recovery of certain emission allowance costs. IPL also proposed to allow the option of including production tax credits and renewable energy credit revenues in the energy adjustment clause rules. IPL anticipates a decision by the IUB by the first quarter of 2013.

•
May 2012 - The PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2013 as a result of a recently completed depreciation study. The updated depreciation rates reflect recovery of the remaining net book value of Nelson Dewey Units 1 and 2, and Edgewater Unit 3 over a 10-year period beginning January 1, 2013.

•
July 2012 - WPL received an order from the PSCW authorizing WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The order also granted WPL authority to maintain customer base rates for its retail electric customers at their current levels through the end of 2014. Recovery of the costs for the planned acquisition of Riverside, the SCR project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 is included in the order. The recovery of the costs for these capital projects is offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of changes in the amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. The order also included a return on common equity of 10.4% and the following related provisions: (1) WPL may request a change in retail base rates if its annual return on common equity falls below 8.5%; and (2) WPL must defer a portion of its earnings if its annual return on common equity exceeds 10.65%. The amount of earnings WPL must defer is equal to 50% of its excess earnings between 10.66% and 11.40% and 100% of any excess earnings above 11.40%.

•
October 2012 - WPL received an oral decision from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 3%, to reflect anticipated decreases in retail fuel-related costs in 2013. WPL currently anticipates the 2013 fuel-related costs will be monitored using an annual bandwidth of plus or minus 2%. The rate change granted from this request is scheduled to be effective on January 1, 2013.

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

•
June 2012 - The EPA published a final CAVR rule that would allow BART obligations for SO2 and NOx emissions to be fulfilled by compliance with CSAPR. The EPA finalized the Iowa, Minnesota and Wisconsin CAVR plans, which would require compliance with CSAPR to fulfill BART requirements for SO2 and NOx emission reductions. In August 2012, CSAPR requirements were vacated by the D.C. Circuit Court and the related rule that allowed for CAVR BART obligations to be met by CSAPR also became subject to legal challenges that are pending in the D.C. Circuit Court. It is unknown whether the EPA will allow BART to be fulfilled by CAIR, a modified CSAPR or another rule.

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

•
August 2012 - The D.C. Circuit Court issued its opinion vacating CSAPR and remanding it for further revision to the EPA. The D.C. Circuit Court order also requires the EPA to continue administering CAIR pending the promulgation of a valid replacement for CSAPR.

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

•
September 2012 - Corporate Services issued $75 million of 3.45% senior notes due 2022. The proceeds from the September 2012 issuance were used by Corporate Services to repay short-term debt primarily incurred for the purchase of the corporate headquarters building and for general working capital purposes.

•	September 2012 - Moody’s Investors Service affirmed the current credit ratings for Alliant Energy, IPL and WPL and changed each of their credit rating outlooks from negative to stable.

•
September 2012 - At September 30, 2012, Alliant Energy and its subsidiaries had $880 million of available capacity under their revolving credit facilities, $125 million of available capacity at IPL under its sales of accounts receivable program and $41 million of cash and cash equivalents.

Refer to “Liquidity and Capital Resources” for additional details regarding financing developments.

Other Matters
Other key developments in 2012 that could impact Alliant Energy’s, IPL’s or WPL’s future financial condition or results of operations are as follows:

•
September 2012 - ITC and ATC finalized their respective Attachment “O” rates they propose to charge their customers in 2013 for electric transmission services. The increase in ITC’s and ATC’s Attachment “O” rates, as well as MISO transmission charges for shared transmission projects, are expected to contribute to material increases in future electric transmission service charges for IPL and WPL. Alliant Energy, IPL and WPL currently estimate their electric transmission service expenses in 2013 will be approximately $80 million, $70 million and $10 million, respectively, higher than the comparable expenses anticipated in 2012. A significant portion of the increase in IPL’s electric transmission service expenses is expected to be offset with increases in electric revenues resulting from the automatic transmission cost recovery rider approved by the IUB and implemented in 2011. Recovery of the increases in WPL’s electric transmission service expenses for 2013 and 2014 was requested as part of WPL’s retail electric and gas rate case for the 2013/2014 test period.

•
September 2012 - IPL filed a formal complaint with FERC alleging that ITC’s Attachment “FF” tariff is unjust, unreasonable and unduly discriminatory to IPL and its customers. In the complaint, IPL alleges that its customers have incurred and are expected to incur in the future incremental costs as compared to costs that would have been charged under the version of Attachment “FF” tariff applicable in the majority of the MISO pricing zones without obtaining equal benefits. IPL requested in its formal complaint that FERC investigate ITC’s Attachment “FF” tariff, establish a refund date of September 14, 2012 with respect to the complaint and establish hearing procedures.

Refer to “Other Matters” for additional details regarding potential impacts to future financial condition and results of operations.

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

Natural Gas-Fired Generation -
IPL’s Construction of a Natural Gas-Fired Electric Generating Facility - IPL expects to file in the fourth quarter of 2012 for regulatory approvals to construct an approximate 600 MW natural gas-fired combined-cycle electric generating facility in Marshalltown, Iowa. These filings include a Certificate of Public Convenience, Use and Necessity application and an advanced rate-making principles filing, which are both required to be approved by the IUB prior to construction of the new facility. The advanced rate-making principles filing is expected to include a fixed cost cap of $700 million, excluding AFUDC and transmission upgrade costs, and a return on common equity of 11.25%. In addition, the filing is expected to include a request that any costs incurred in excess of the cost cap be incorporated into rates if determined to be reasonable and prudent. This new facility is expected to meet a portion of IPL’s long-term energy resource requirements caused by projected growth in customer demand and the impacts of anticipated retirements of IPL’s older, smaller and less efficient coal-fired and peaking EGUs due to the age of such units and operational and environmental compliance considerations. IPL expects to receive decisions on the required regulatory approvals for the new facility by 2014. Subject to regulatory approvals of the new facility and the timing of such approvals, IPL expects to begin construction of the facility in 2014 and place it in service by the second quarter of 2017. Refer to “Liquidity and Capital Resources - Construction and Acquisition Expenditures” for details regarding the capital expenditures in 2012 through 2016 currently anticipated for this facility.

WPL’s Purchase of Riverside - In April 2012, the PSCW approved WPL’s CA application to acquire Riverside for approximately $393 million. Refer to “Rate Matters” for discussion of the recovery of the Riverside acquisition costs from WPL’s retail electric customers addressed in the PSCW’s order issued in July 2012 related to WPL’s Wisconsin retail electric and gas rate case (2013/2014 test period). In June 2012, FERC approved WPL’s application to acquire Riverside. WPL will evaluate whether any post-closing accounting filings with FERC are required, which may impact the amount of the purchase price that is recoverable from WPL’s wholesale customers. In August 2012, the waiting period under the HSR Act required for WPL to acquire Riverside expired. WPL’s purchase of Riverside would replace the 490 MW of electricity output currently obtained from the Riverside PPA to meet the long-term energy needs of its customers. WPL currently plans to complete the acquisition in December 2012.

Coal-Fired Generation -
Emission Controls Projects - Alliant Energy’s, IPL’s and WPL’s strategic plans include new emission controls at IPL’s and WPL’s newer, larger and more efficient coal-fired EGUs to continue producing affordable energy for customers and to benefit the environment. Refer to “Environmental Compliance Plans” below for details regarding these emission controls projects including the capital expenditures in 2012 through 2016 currently anticipated for these projects.

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

Plant Retirements or Fuel Switching - Alliant Energy’s, IPL’s and WPL’s current strategic plans include the retirement of, and fuel switching at, several older, smaller and less efficient EGUs. The following table provides a list of the EGUs recently retired as well as EGUs that may be retired or changed from coal-fired to an alternative fuel source in the next 5 years.

EGU (In-Service Year)	Nameplate Rated Capacity (a)	Actual / Expected Action
IPL:
Sixth Street Units (1900-1950)	85 MW	Retired in 2010
Dubuque Unit 2 (1929)	15 MW	Retired in 2010
M.L. Kapp Unit 1 (1947)	19 MW	Retired in 2010
Prairie Creek Unit 2 (1951)	23 MW	Retired in 2010
Sutherland Unit 2 (1955)	38 MW	Retired in 2010
Lansing Unit 2 (1949)	12 MW	Retired in 2010
Lansing Unit 3 (1957)	38 MW	Retire by December 31, 2014
Dubuque Unit 3 (1952)	29 MW	Retire by December 31, 2014 (b) (c)
Dubuque Unit 4 (1959)	38 MW	Retire by December 31, 2014 (b) (c)
Fox Lake Unit 1 (1950)	12 MW	Retire by December 31, 2016 (d)
Fox Lake Unit 3 (1962)	82 MW	Retire by December 31, 2016 (b) (d)
Sutherland Unit 1 (1955)	38 MW	Retire by December 31, 2016 (d) (e)
Sutherland Unit 3 (1961)	82 MW	Retire by December 31, 2016 (d) (e)
Other units	Approximately 230 MW	Retire by December 31, 2016 (d)
WPL:
Edgewater Unit 3 (1951)	60 MW	Retire by December 31, 2015 (b)
Nelson Dewey Unit 1 (1959)	100 MW	Retire by December 31, 2015 (b)
Nelson Dewey Unit 2 (1962)	100 MW	Retire by December 31, 2015 (b)
Edgewater Unit 4 (1969)	225 MW (f)	Fuel switch or retire by December 31, 2018

(a)
Nameplate rated capacity represents the nominal amount of electricity an EGU is designed to produce. Each EGU is also assessed a generating capacity amount from the Midwest Independent Transmission System Operator (MISO) through its annual resource adequacy process. The generating capacity amount assessed by MISO is subject to change each year and is based upon the current performance capability of the EGU and is reduced based on historical forced outages.

(b)
Final MISO studies could indicate that the retirement of Dubuque Units 3 and 4, Fox Lake Unit 3, Edgewater Unit 3 and Nelson Dewey Units 1 and 2 may result in reliability issues and that transmission upgrades are necessary to enable the retirement. Under the current MISO tariff, the specific timing for the retirement of these EGUs could depend on the timing of the required transmission upgrades as well as various operational, market and other factors.

(c)	Dubuque Units 3 and 4 ceased coal firing in 2011 and are currently fueled with natural gas.

(d)	The retirement of IPL’s Fox Lake Units 1 and 3, Sutherland Units 1 and 3 and Other units is contingent on the approval and construction of the proposed Marshalltown Generating Station.

(e)	Sutherland Units 1 and 3 ceased coal firing in 2012 and are currently fueled with natural gas.

(f)	Reflects WPL’s 68.2% ownership interest in Edgewater Unit 4.

IPL and WPL will work with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the final timing of these actions. The expected dates for the retirement and fuel switching of these units are subject to change depending on operational, regulatory, market and other factors. Alliant Energy, IPL and WPL will also continue to evaluate the potential retirement of other EGUs within their generation fleets.

Nuclear Generation -
IPL’s DAEC PPA - In August 2012, IPL filed for regulatory approvals to enter into a new PPA that was recently negotiated with NER, a subsidiary of NextEra Energy, Inc., for the purchase of capacity and energy generated by DAEC located near Palo, Iowa. These filings with the IUB seek authority to recover the Iowa retail portion of the cost of the new PPA from Iowa retail electric customers through the energy adjustment clause. The terms of the PPA provide IPL the right to NER’s entire output quantities (70% of the total plant output) in exchange for payment from IPL to NER based on the amount of MWhs received by IPL. IPL has agreed to purchase 431 MWs of capacity and the resulting energy from DAEC for a term from the expiration of the existing PPA in February 2014 through December 31, 2025. Among the terms and conditions of the PPA are guarantees by NER to provide minimum amounts of capacity and energy. The PPA also contains provisions for the replacement of energy from alternative sources under certain conditions as well as provisions that convey to IPL the potential environmental attributes associated with its portion of the output from DAEC. In September 2012, the IUB issued an order setting an updated procedural schedule, with an evidentiary hearing in December 2012. IPL expects to receive the IUB’s decision on the new PPA by early 2013.

WPL’s Kewaunee PPA - In October 2012, Dominion Resources, Inc. (Dominion) announced plans to shut down Kewaunee in the second quarter of 2013. WPL currently expects that Dominion will provide WPL replacement energy and capacity under the terms of the Kewaunee PPA after the plant is shut down through the end of the PPA term in December 2013. As a result, WPL currently expects no material changes to the expected energy and capacity payments under the PPA.

Wind Generation -
Resources’ Franklin County Wind Project - Alliant Energy has substantially completed the installation of wind turbines for the project and expects the project to begin generating electricity in the fourth quarter of 2012. Alliant Energy anticipates the cost of the project will be approximately $235 million, excluding capitalized interest. Refer to Notes 1(c) and 1(d) of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of the Franklin County wind project.

WPL’s Bent Tree Wind Project - In July 2012, the Wisconsin Supreme Court affirmed the Dane County Circuit Court’s decision that denied the Petition for Review filed by the Wisconsin Industrial Energy Group, Inc. and Citizens Utility Board seeking judicial review of: (1) the PSCW’s 2008 interim order that determined WPL’s application for the Bent Tree - Phase I wind project must be reviewed under the CA statute and not the Certificate of Public Convenience and Necessity statute; and (2) the PSCW’s 2009 final order that granted WPL a CA to construct the Bent Tree - Phase I wind project.

IPL and WPL have additional wind sites that are available for future development. The timing of the future development of these additional wind sites will depend on numerous factors such as changes in customer demand, renewable portfolio standards, environmental requirements, electricity and fossil fuel prices, wind project costs, technology advancements and transmission capabilities.

Environmental Compliance Plans - Alliant Energy, IPL and WPL have developed environmental compliance plans to help ensure cost effective compliance with current and proposed environmental laws and regulations. The following table provides current estimates of capital expenditures planned for 2012 through 2016 as well as the total project costs for emission controls projects included in Alliant Energy’s, IPL’s and WPL’s current environmental compliance plans (in millions):

	Expected							Total
	In-Service							Project
Generating Unit	Date	Technology	2012	2013	2014	2015	2016	Cost
IPL:
George Neal Units 3 & 4 (a)	2013/2014	Scrubber & Baghouse	$45	$60	$30	$—	$—	$120-$140
Ottumwa Unit 1	2014	Scrubber & Baghouse	65	65	25	—	—	150-170
Lansing Unit 4	2015	Scrubber	5	15	30	10	—	50-60
Other		Various	—	45	35	5	5
			115	185	120	15	5
WPL:
Edgewater Unit 5	2012	SCR	60	5	—	—	—	140-145
Columbia Units 1 & 2	2014	Scrubber & Baghouse	115	145	20	—	—	280-310
Edgewater Unit 5	2016	Scrubber & Baghouse	—	15	70	185	140	390-430
Other		Various	—	5	—	—	20
			175	170	90	185	160
Alliant Energy			$290	$355	$210	$200	$165

(a)	George Neal Units 3 and 4 are operated by MidAmerican. IPL owns a 28% interest in George Neal Unit 3 and a 25.695% interest in George Neal Unit 4.

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Capital expenditure estimates are subject to change based on future changes to plant-specific costs of emission control technologies and environmental requirements. The D.C. Circuit Court decision in August 2012 that vacates CSAPR and requires the EPA to continue administering CAIR is not expected to impact Alliant Energy’s, IPL’s and WPL’s environmental controls projects included in their current environmental compliance plans, which are disclosed in the table above.

IPL’s Emission Controls Projects - In April 2012, IPL and MidAmerican each filed an updated EPB with the IUB. IPL’s EPB includes emission controls projects for Ottumwa Unit 1 and Lansing Unit 4. MidAmerican’s EPB includes emission controls projects for George Neal Units 3 and 4. In September 2012, MidAmerican filed with the IUB a settlement on its EPB reached with the OCA. In November 2012, IPL filed with the IUB a settlement on its EPB reached with the OCA. The settlements reached with the OCA include the emission controls projects for Ottumwa Unit 1, Lansing Unit 4 and George Neal Units 3 and 4 included in the table above. Alliant Energy and IPL currently expect the IUB to issue their decisions on IPL’s and MidAmerican’s EPBs by the first quarter of 2013.

WPL’s Emission Controls Projects -
Edgewater Unit 5 - In July 2012, WPL filed a CA application with the PSCW to install a scrubber and baghouse system at Edgewater Unit 5 to reduce SO2 emissions at the generating facility. WPL expects a decision from the PSCW regarding this emission controls project by the second quarter of 2013. Subject to regulatory approval of the project and the timing of such approvals, WPL expects to begin construction of the project in 2014 and place it in service in 2016. The scrubber and baghouse system is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, a modified CSAPR or some alternative to these rules that may be implemented.

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

(a)
In Iowa, IPL’s interim rates can be implemented 10 days after the filing date, without regulatory review and are subject to refund, pending determination of final rates. In Minnesota, IPL’s interim rates can be implemented 60 days after the filing date, with regulatory review and are subject to refund, pending determination of final rates. The amount of the interim rates is replaced by the amount of final rates once the final rates are granted.

(b)
Base rate changes reflect both returns on additions to infrastructure and recovery of changes in costs incurred or expected to be incurred. Given that a portion of the rate changes will offset changes in costs, revenues from rate changes should not be expected to result in an equal change in income for either IPL or WPL.

(c)
The final recovery amount for the Minnesota retail portion of IPL’s Whispering Willow - East wind project construction costs will be addressed in a separate proceeding that is currently expected to be completed in 2013.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In May 2012, after discussions with PSCW staff and major intervener groups, WPL filed a retail base rate filing based on a forward-looking test period that includes 2013 and 2014. The filing requested approval for WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The filing also requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2014. Recovery of the costs for the planned acquisition of Riverside, the SCR project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 is included in the request. The recovery of the costs for these capital projects is offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of changes in the amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. WPL’s May 2012 retail base rate filing included a return on common equity of 10.4% and the following related provisions: (1) WPL may request a change in retail base rates if its annual return on common equity falls below 8.5%; and (2) WPL must defer a portion of its earnings if its annual return on common equity exceeds 10.65%. The amount of earnings WPL must defer is equal to 50% of its excess earnings between 10.66% and 11.40% and 100% of any excess earnings above 11.40%. In addition, the filing requested WPL maintain its ability to request deferrals based on current practices. The retail base rate filing in May 2012 also included the following key assumptions (dollars in billions; Common Equity (CE); Preferred Equity (PE); Long-term Debt (LD); Short-term Debt (SD); Weighted-average Cost of Capital (WACC)):

Utility	Test	Regulatory Capital Structure				After-tax	Average
Type	Period	CE	PE	LD	SD	WACC	Rate Base (a)
Electric	2013	49.3%	2.0%	45.5%	3.2%	7.8%	$2.1
Electric	2014	49.4%	1.9%	44.2%	4.5%	7.8%	2.2
Gas	2013	49.3%	2.0%	45.5%	3.2%	7.8%	0.2
Gas	2014	49.4%	1.9%	44.2%	4.5%	7.8%	0.2

(a)	Average rate base is calculated using a 13-month average.

In July 2012, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. The fuel-related cost component of WPL’s retail electric rates for 2013 and 2014 will be addressed in separate filings. Refer to “WPL’s Retail Fuel-related Rate Filings” below for information on WPL’s retail fuel-related cost filing for 2013. WPL currently expects to make a retail fuel-related cost filing for 2014 in the second or third quarter of 2013. Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of increases to “Regulatory assets” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets and regulatory-related credits to “Utility - Other operation and maintenance” in Alliant Energy’s and WPL’s Condensed Consolidated Statements of Income during the nine months ended September 30, 2012 as a result of the PSCW’s order authorizing WPL to recover previously incurred costs associated with the acquisition of a 25% interest in Edgewater Unit 5 and proposed clean air compliance plan projects.

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

In August 2012, IPL, the Iowa OCA and the Iowa Consumers Coalition filed a unanimous settlement proposal with the IUB addressing all issues among these parties related to this rate case. The parties have agreed to an increase in annual rates for IPL’s Iowa retail gas customers of $11 million and a 9.6% return on common equity after the application of double leverage. The parties also agreed to IPL’s proposed tax benefit rider discussed below. Because the increase in annual rates of $11 million in the settlement is greater than the interim rate increase of $9 million, customer refunds of interim rates would not be necessary under the settlement.

IPL’s request for a final rate increase of $15 million, the interim rate increase of $9 million and the settlement proposal for a final rate increase of $11 million were calculated based on the following:

	Initial Rate Request (a)	Interim Rates Implemented (b)	Final Rates Requested in Settlement Proposal (c)
Return on common equity	10.9%	9.9%	9.6%
Regulatory capital structure:
Common equity	48.7%	48.6%	48.8%
Preferred equity	5.1%	5.3%	5.0%
Long-term debt	46.2%	46.1%	46.2%
After-tax WACC	8.5%	8.0%	7.8%
Average rate base (d)	$264 million	$258 million	$255 million

(a)	IPL did not apply double leverage to the return on common equity and after-tax WACC used to determine the rate increase requested in its May 2012 filing with the IUB.

(b)
For interim rates, return on common equity and after-tax WACC reflects application of double leverage. Prior to the application of double leverage, return on common equity for interim rates is 10.4% and after-tax WACC is 8.3%.

(c)
For final rates per the settlement proposal, return on common equity and after-tax WACC reflects application of double leverage. Prior to the application of double leverage, return on common equity for final rates per the settlement proposal is 10.0% and after-tax WACC was 8.0%.

(d)	Average rate base is calculated using a 13-month average.

Gas Tax Benefit Rider - IPL’s May 2012 retail gas rate case filing with the IUB included a proposal to utilize regulatory liabilities to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. IPL is proposing to reduce customer bills utilizing a gas tax benefit rider over a three-year period by approximately $36 million in aggregate. In the unanimous settlement proposal filed with the IUB in August 2012, all parties agreed to IPL’s proposed utilization of a gas tax benefit rider over a three-year period.

The unanimous settlement proposal and the gas tax benefit rider proposal for this rate case are subject to approval by the IUB. The IUB established a December 2012 hearing date to address the issues in this rate case and is expected to issue its decision by April 2013.

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

Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of changes to regulatory assets and regulatory liabilities during the nine months ended September 30, 2011 based on the MPUC’s decisions to provide IPL’s retail electric customers in Minnesota additional refunds from the gain on the sale of electric transmission assets in 2007 and to provide IPL recovery of $2 million of previously incurred costs for Sutherland #4. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of an impairment recognized during the nine months ended September 30, 2011 based on the MPUC’s decision regarding the recovery of IPL’s Whispering Willow - East wind project costs.

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

Electric Tax Benefit Rider - In January 2011, the IUB approved an electric tax benefit rider proposed by IPL in its Iowa retail electric rate case (2009 test year). The electric tax benefit rider, which was implemented in late February 2011, utilizes regulatory liabilities to credit bills of Iowa retail customers to help offset the impact of recent rate increases on such customers. These credits on customers’ electric bills reduce electric revenues each quarter based on customers’ kilowatt-hour usage, which is fairly consistent throughout each calendar year. The electric tax benefit rider also results in a reduction in income tax expense from the benefits of certain tax initiatives. While the electric tax benefit rider is not expected to have a material impact on total year earnings, it does result in considerable quarterly variations in earnings due to the accounting rules for recording income taxes in interim financial statements. According to these rules, the offsetting tax benefits from the electric tax benefit rider are recorded based on the percentage of annual expected earnings each quarter, which fluctuates significantly causing considerable quarterly variation in the income tax benefits from the electric tax benefit rider. Increases (decreases) in earnings from the impact of the electric tax benefit rider for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2012	2011	2012	2011
Alliant Energy parent company	($12)	($12)	($2)	($6)
IPL	19	13	4	6
Alliant Energy	$7	$1	$2	$—

As of September 30, 2012, Alliant Energy’s and IPL’s remaining regulatory liabilities related to the tax benefit riders were $327 million, which includes amounts attributable to both electric and gas retail customers in Iowa. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements,” “Results of Operations - Income Taxes” and “Other Future Considerations” for additional discussion of the impact of the electric tax benefit rider on Alliant Energy’s and IPL’s income tax expense and effective income tax rates.

Management Audit - As part of the IUB’s February 2011 order related to IPL’s Iowa retail electric rate case (2009 test year), the IUB outlined plans for IPL’s management activities to be audited by a third-party vendor. This audit commenced in the third quarter of 2011. In September 2012, the IUB accepted the final IPL management audit report issued by the third-party vendor. In response to the audit, IPL expects to file a progress report by April 1, 2013 and its initial status report by October 1, 2013. Alliant Energy and IPL do not currently believe that the final report will have a significant impact upon their financial condition or results of operations.

WPL’s Retail Fuel-related Rate Filings -
2013 Test Year - In June 2012, WPL filed a request with the PSCW to decrease annual rates for WPL’s retail electric customers by $25 million, or approximately 2%, to reflect anticipated decreases in retail electric production fuel and energy purchases costs (fuel-related costs) in 2013 compared to the fuel-related cost estimates used to determine rates for 2012. In October 2012, WPL received an oral decision from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 3%, related to expected changes in retail fuel-related costs. The 2013 fuel-related costs approved by the PSCW were based on forecasted energy market prices for 2013, which were updated in October 2012. WPL currently anticipates that the 2013 fuel-related costs will be monitored using an annual bandwidth of plus or minus 2%. The rate change granted from this request is scheduled to be effective on January 1, 2013.

2012 Test Year - In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million related to expected changes in retail fuel-related costs for 2012. The December 2011 order also required WPL to defer direct CSAPR compliance costs that are not included in the fuel monitoring level and set a zero percent tolerance band for the CSAPR-related deferral. The 2012 fuel-related costs, excluding deferred CSAPR compliance costs, will be monitored using an annual bandwidth of plus or minus 2%. The retail electric rate increase granted from this request was effective January 1, 2012. Retail fuel-related costs incurred by WPL for the period from January 2012 through September 2012 were lower than retail fuel-related costs used to determine rates. WPL currently projects that its retail fuel-related costs for the 2012 calendar year will remain lower than the approved fuel monitoring level by more than the 2% bandwidth resulting in future refunds anticipated to be paid to WPL’s retail electric customers. As of September 30, 2012, Alliant Energy and WPL recorded $5 million in regulatory liabilities on their Condensed Consolidated Balance Sheets for refunds anticipated to be paid to WPL’s retail electric customers.

Proposed Rule Changes -
Proposed Changes to Energy Adjustment Clause Rules in Iowa - In May 2012, IPL filed a request with the IUB for proposed changes to the energy adjustment clause rules in Iowa. IPL proposed modifications to include cost recovery of emission control chemicals and impacts of future EPA rule changes, including recovery of certain emission allowance costs. IPL also proposed to allow the option of including production tax credits and renewable energy credit revenues in the energy adjustment clause rules. IPL’s production tax credits related to its Whispering Willow - East wind project are currently being recovered in base rates. In July 2012, the IUB issued a decision opening a rulemaking proceeding on IPL’s request for the proposed changes to the energy adjustment clause rules and set a procedural schedule, including a public hearing in September 2012. IPL anticipates a decision by the IUB by the first quarter of 2013.

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

Air Quality -
CSAPR/CAIR - CSAPR was expected to require SO2 and NOx emission reductions from IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin. CSAPR emission reductions were expected to replace CAIR beginning in 2012. However, in December 2011, the D.C. Circuit Court stayed the implementation of CSAPR leaving CAIR obligations effective pending resolution of the legal challenges to this final rule. In August 2012, the D.C. Circuit Court issued its opinion vacating CSAPR and remanding it for further revision to the EPA. The D.C. Circuit Court order also requires the EPA to continue administering CAIR pending the promulgation of a valid replacement for CSAPR. In October 2012, the EPA as well as several states, cities and other organizations filed petitions for rehearing en banc of the August 2012 decision that vacated CSAPR. If granted, an en banc rehearing would involve new consideration of the case by the D.C. Circuit Court. It is anticipated that the D.C. Circuit Court will make a determination on whether to grant an en banc rehearing by the end of 2012. Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome of the CSAPR vacatur and the impact on their financial condition or results of operations. Alliant Energy, IPL and WPL currently believe that CAIR will be replaced in the future, either by a modified CSAPR or another rule that addresses the interstate transport of air pollutants, and expect that capital investments and/or modifications to their EGUs to meet the final compliance requirements will be significant.

CAVR - In June 2012, the EPA published a final rule that would allow BART obligations for SO2 and NOx emissions to be fulfilled by compliance with CSAPR. In June 2012, the EPA also finalized the Iowa and Minnesota CAVR plans, and in August 2012, the EPA finalized the Wisconsin CAVR plan. The Iowa, Minnesota and Wisconsin CAVR plans would require compliance with CSAPR to fulfill BART requirements for SO2 and NOx emission reductions. In August 2012, CSAPR requirements were vacated by the D.C. Circuit Court and the related rule that allowed for CAVR BART obligations to be met by CSAPR also became subject to legal challenges that are pending in the D.C. Circuit Court. It is unknown whether the EPA will allow BART to be fulfilled by CAIR, a modified CSAPR or another rule pending the ongoing D.C. Circuit Court’s review of these regulations and the EPA’s responses to resolve the court orders on these rules. If the EPA does not allow for BART to be fulfilled by CAIR, a modified CSAPR or another rule, then facility-specific BART evaluations will be needed for each impacted unit to determine what emission controls must be installed to address visibility improvements. In addition, there are uncertainties whether additional emission reductions could be required to address regional haze impacts beyond BART. Alliant Energy, IPL and WPL are unable to predict with certainty the impact that CAVR might have on the operations of their existing EGUs until the legal challenges to CAIR and CSAPR are resolved.

Ozone NAAQS Rule - In 2008, the EPA announced reductions in the primary NAAQS for eight-hour ozone to a level of 0.075 ppm from the previous standard of 0.08 ppm. In May 2012, the EPA issued a final rule that classifies Sheboygan County in Wisconsin as marginal non-attainment, which requires this area to achieve the eight-hour ozone NAAQS by December 2015. WPL operates Edgewater and the Sheboygan Falls Energy Facility in Sheboygan County, Wisconsin. The final rule does not list any areas as ozone non-attainment in Iowa or Minnesota that impact IPL. The EPA indicated that it expects to issue another rule in late 2012 to assist state agencies in developing SIPs. The SIPs will explain what actions and emission reductions may be required for compliance to achieve attainment. The Edgewater Unit 5 SCR system is expected to assist with possible compliance obligations under an ozone NAAQS SIP for Wisconsin. Given the ozone NAAQS remains subject to legal challenges in the D.C. Circuit Court and the Wisconsin Department of Natural Resources (DNR) has not yet issued an eight-hour ozone non-attainment SIP, Alliant Energy and WPL are currently unable to predict with certainty the impact of the ozone NAAQS changes for Sheboygan County, Wisconsin on their financial condition and results of operations.

Fine Particle NAAQS Rule - In June 2012, the EPA issued a proposed rule revising the PM2.5 NAAQS. The proposed rule would strengthen the annual standard from 15 ug/m3 to a level between 12 ug/m3 and 13 ug/m3. In addition, the proposal would set a new 24-hour standard to improve visibility as measured in deciviews of 28 to 30. A deciview is a measurement scale representing perceptible changes in visibility. The EPA is under a court order to issue the final rule by December 2012. The EPA is expected to designate non-attainment areas for the revised PM2.5 NAAQS by December 2014. States with areas designated as non-attainment will be required to submit PM2.5 NAAQS SIPs within three years of the effective date of area designations by the EPA. The SIPs will explain what actions are needed in the non-attainment areas to achieve compliance with primary PM2.5 NAAQS. Compliance with the final rule is expected to be required by 2019 for non-attainment areas designated in 2014. Given that the fine particle NAAQS remains subject to legal challenges in the D.C. Circuit Court, the EPA has not yet designated non-attainment areas and the PM2.5 NAAQS SIPs have not been issued, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the EPA’s proposed PM2.5 NAAQS rule on their financial condition and results of operations.

Air Permit Renewal Challenges -
Columbia - In June 2012, Alliant Energy received a notice from the EPA Region V of its proposal for WPL to apply for a Federal Part 71 operation permit since the Wisconsin DNR has not addressed the EPA’s objections to the Title V operation permit issued by the Wisconsin DNR to Columbia. Alliant Energy has until December 15, 2012 to comment on the EPA’s proposal. If the EPA decides to require the submittal of an operation permit, it would be due within six months of the EPA’s notice to Alliant Energy. Alliant Energy and WPL believe the previously issued Title V operation permit for Columbia is still valid. Alliant Energy and WPL are currently unable to predict with certainty the outcome of this matter and the impact on their financial condition or results of operations.

Edgewater - In October 2012, the Wisconsin DNR issued a revised proposed Title V permit for Edgewater to the EPA for review. Alliant Energy and WPL believe the previously issued air permit for Edgewater is still valid. Alliant Energy and WPL are currently unable to predict with certainty the outcome of this matter and the impact on their financial condition and results of operations.

Air Permitting Violation Claims - Refer to Note 11(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of an NOV issued by the EPA in 2009 and complaints filed by the Sierra Club in 2010 regarding alleged air permitting violations at Nelson Dewey, Columbia and Edgewater.

Water Quality -
Hydroelectric Fish Passage Device - In March 2012, FERC extended the deadline to install an agency-approved fish passage device at WPL’s Prairie du Sac hydro plant to July 1, 2015. Alliant Energy and WPL currently believe the required capital investments and/or modifications to install the fish passage device at the facility are expected to be approximately $15 million. Alliant Energy and WPL are currently reviewing the project, which may change their expected capital investments. As of September 30, 2012, Alliant Energy and WPL have $5 million recorded in “Utility construction work in progress” on their Condensed Consolidated Balance Sheets for the fish passage device project.

Land and Solid Waste -
MGP Sites - Refer to Note 11(e) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

GHG Emissions -
EPA NSPS for GHG Emissions from Electric Utilities - In April 2012, the EPA published proposed NSPS for GHG, including CO2 emissions from new fossil-fueled EGUs larger than 25 MW (not including simple-cycle combustion turbines), with an output-based emissions rate limitation of 1,000 pounds of CO2 per MWh. This emissions rate limitation is expected to be effective upon the EPA’s issuance of the final rule in the second quarter of 2013. The proposed NSPS for new EGUs is expected to apply to IPL’s proposed construction of an approximate 600 MW natural gas-fired combined-cycle electric generating facility in Marshalltown, Iowa, which will be designed to achieve compliance with the proposed CO2 emissions rate limitation. The proposed GHG NSPS rule is subject to a legal challenge that is pending in the D.C. Circuit Court. The EPA announced that the issuance of proposed regulations for existing EGUs will be delayed and has not yet established a new schedule. Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome of this proposed standard, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

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

Federal Tax Legislation -
Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) - In 2010, the SBJA and the Act were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL were provisions related to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through December 31, 2012. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of the SBJA and the Act, including estimated bonus depreciation deductions expected to be claimed in Alliant Energy’s 2012 federal income tax return.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s third quarter 2012 and 2011 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s earnings for the three and nine months ended September 30, 2012 and 2011 are discussed below.

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

Third Quarter 2012 vs. Third Quarter 2011 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$319.0	$311.7	2%	2,290	2,243	2%
Commercial	194.6	186.2	5%	1,762	1,705	3%
Industrial	224.9	221.3	2%	3,020	3,021	—%
Retail subtotal	738.5	719.2	3%	7,072	6,969	1%
Sales for resale:
Wholesale	55.3	54.2	2%	987	918	8%
Bulk power and other	8.5	11.2	(24%)	371	338	10%
Other	13.0	12.3	6%	37	37	—%
Total revenues/sales	815.3	796.9	2%	8,467	8,262	2%
Electric production fuel expense	134.2	129.7	3%
Energy purchases expense	87.4	85.6	2%
Purchased electric capacity expense	84.0	80.2	5%
Margins	$509.7	$501.4	2%

Electric margins increased $8 million, or 2%, primarily due to an estimated $7 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories, $5 million of higher revenues at IPL related to changes in recovery of transmission costs related to the transmission rider implemented in the first quarter of 2011, a $4 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses at WPL and $2 million of SO2 emission allowance charges allocated to IPL’s electric business in the third quarter of 2011. Estimated increases to Alliant Energy’s electric margins from the impacts of weather during the third quarters of 2012 and 2011 were $36 million and $29 million, respectively. The higher transmission rider revenues were offset by higher electric transmission service expenses. These items were offset by $3 million of decreased revenues due to higher credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider in the third quarter of 2012 compared to the same period in 2011. Other decreases to electric margins included $2 million of higher purchased electric capacity expenses at IPL related to the DAEC PPA, $2 million of higher purchased electric capacity expenses at WPL related to the Kewaunee PPA and lower weather-normalized sales volumes at WPL. The electric tax benefit rider resulted in $23 million and $20 million of credits on Iowa retail electric customers’ bills in the third quarters of 2012 and 2011, respectively. IPL’s electric tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expense for the year ended December 31, 2012.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 Summary - Electric margins and MWh sales for Alliant Energy for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$761.5	$768.0	(1%)	5,887	5,948	(1%)
Commercial	473.8	472.2	—%	4,811	4,726	2%
Industrial	572.3	572.4	—%	8,699	8,628	1%
Retail subtotal	1,807.6	1,812.6	—%	19,397	19,302	—%
Sales for resale:
Wholesale	142.3	146.6	(3%)	2,522	2,573	(2%)
Bulk power and other	14.3	44.6	(68%)	818	1,480	(45%)
Other	36.1	33.9	6%	111	112	(1%)
Total revenues/sales	2,000.3	2,037.7	(2%)	22,848	23,467	(3%)
Electric production fuel expense	272.9	335.8	(19%)
Energy purchases expense	277.5	254.2	9%
Purchased electric capacity expense	216.2	205.2	5%
Margins	$1,233.7	$1,242.5	(1%)

Electric margins decreased $9 million, or 1%, primarily due to $19 million of decreased revenues due to higher credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider during the nine months ended September 30, 2012 compared to the same period in 2011. Other decreases to electric margins included $6 million of higher purchased electric capacity expenses at WPL related to the Kewaunee PPA, $5 million of higher purchased electric capacity expenses at IPL related to the DAEC PPA, $4 million of revenues recognized in 2011 related to interim fuel rates collected in 2010 at WPL and lower weather-normalized sales volumes at WPL. The electric tax benefit rider resulted in $63 million and $44 million of credits on Iowa retail electric customers’ bills during the nine months ended September 30, 2012 and 2011, respectively. IPL’s electric tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expense for the year ended December 31, 2012. These items were partially offset by an $11 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses at WPL, $11 million of higher revenues at IPL related to changes in recovery of transmission costs related to the transmission rider implemented in the first quarter of 2011, an estimated $2 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories, $2 million of SO2 emission allowance charges allocated to IPL’s electric business in the third quarter of 2011 and an increase in weather-normalized sales volumes at IPL. The higher transmission rider revenues were offset by higher electric transmission service expenses. Estimated increases to Alliant Energy’s electric margins from the impacts of weather during the nine months ended September 30, 2012 and 2011 were $37 million and $35 million, respectively.

Weather Conditions - Heating degree days (HDD) and cooling degree days (CDD) in Alliant Energy’s service territories for the three and nine months ended September 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
	2012	2011	Normal	2012	2011	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	218	204	146	3,420	4,573	4,271
Madison, Wisconsin (WPL)	212	216	183	3,581	4,804	4,530
CDD (a):
Cedar Rapids, Iowa (IPL)	699	654	507	1,044	867	729
Madison, Wisconsin (WPL)	731	612	442	1,067	804	618

(a)
HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65-degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense decreased $63 million, or 19%, for the nine-month period. Alliant Energy’s energy purchases expense increased $23 million, or 9%, for the nine-month period. The changes in Alliant Energy’s electric production fuel expense and energy purchases expense were largely due to lower MISO dispatch of Alliant Energy’s generating facilities for the nine months ended September 30, 2012 compared to the same period in 2011. Alliant Energy’s generating facilities were dispatched at a lower level during the nine months ended September 30, 2012 because electricity could be purchased in the MISO market at prices that were lower than the cost to generate electricity at certain of Alliant Energy’s generating facilities. The impact of changes in electricity volumes generated from Alliant Energy’s generating facilities was largely offset by the impact of the changes in energy volumes purchased and changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred during the three and nine months ended September 30, 2012 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $1 million and $4 million during the three and nine months ended September 30, 2012, respectively. WPL’s retail fuel-related costs incurred during the three and nine months ended September 30, 2011 were higher than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $3 million and $7 million during the three and nine months ended September 30, 2011, respectively.

Purchased Electric Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. Details of purchased electric capacity expense included in the utility electric margins table above for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2012	2011	2012	2011
DAEC PPA (IPL)	$42	$40	$118	$113
Riverside PPA (WPL)	27	27	53	53
Kewaunee PPA (WPL)	15	13	44	38
Other	—	—	1	1
	$84	$80	$216	$205

Sales Trends - Retail sales volumes increased 1% in the third quarter of 2012 and were relatively flat during the nine months ended September 30, 2012 compared to the same periods in 2011. The increase in retail sales volumes in the third quarter of 2012 was primarily due to warmer weather conditions during the third quarter of 2012 compared to the third quarter of 2011.

Wholesale sales volumes increased 8% in the third quarter of 2012 and decreased 2% during the nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to the impact of changes in sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

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

Alliant Energy, IPL and WPL are currently expecting relatively flat weather-normalized retail electric sales in 2013 compared to 2012. This is driven largely by low customer growth and continuing slow economic growth.

Refer to “Rate Matters” for discussion of retail rate cases including a retail electric base rate freeze at WPL through December 31, 2014. Refer to “Other Future Considerations” for discussion of potential impacts on future electric sales due to drought conditions in the Midwest in 2012 and a large IPL wholesale electric customer that is attempting to invoke an early termination provision of its wholesale power supply agreement with IPL, and higher expected revenues at IPL in 2013 from revenue requirement changes related to tax initiatives and increased recoveries under the transmission rider related to expected increases in electric transmission service expenses.

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

Third Quarter 2012 vs. Third Quarter 2011 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$21.9	$21.6	1%	1,542	1,541	—%
Commercial	13.4	13.8	(3%)	1,797	1,788	1%
Industrial	3.1	4.3	(28%)	618	735	(16%)
Retail subtotal	38.4	39.7	(3%)	3,957	4,064	(3%)
Transportation/other	8.4	6.7	25%	16,295	13,396	22%
Total revenues/sales	46.8	46.4	1%	20,252	17,460	16%
Cost of gas sold	17.7	19.8	(11%)
Margins	$29.1	$26.6	9%

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 Summary - Gas margins and Dth sales for Alliant Energy for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$147.8	$194.2	(24%)	14,830	19,234	(23%)
Commercial	82.2	109.8	(25%)	11,183	13,534	(17%)
Industrial	10.9	18.4	(41%)	2,033	2,866	(29%)
Retail subtotal	240.9	322.4	(25%)	28,046	35,634	(21%)
Transportation/other	23.0	20.1	14%	43,303	39,500	10%
Total revenues/sales	263.9	342.5	(23%)	71,349	75,134	(5%)
Cost of gas sold	141.1	211.0	(33%)
Margins	$122.8	$131.5	(7%)

Gas margins decreased $9 million, or 7%, for the nine-month period largely due to an estimated $16 million decrease in gas margins from changes in sales caused by weather conditions in Alliant Energy’s service territories. Estimated increases (decreases) to Alliant Energy’s gas margins from the impacts of weather during the nine months ended September 30, 2012 and 2011 were ($11) million and $5 million, respectively. This item was partially offset by an increase in weather-normalized sales volumes and $2 million of higher gas revenues due to the impact of an interim retail gas base rate increase effective in June 2012 at IPL. Alliant Energy believes the increase in weather-normalized sales volumes is partially due to relatively low natural gas prices.

Refer to “Utility Electric Margins” for details of Alliant Energy’s HDD data and “Rate Matters” for discussion of retail rate cases including an interim retail gas base rate increase for IPL’s Iowa customers effective June 4, 2012 and a retail gas base rate decrease for WPL’s customers scheduled to be effective January 1, 2013.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues increased $5 million for the nine-month period, primarily due to increased Transportation revenues resulting from increased demand for freight services provided by Alliant Energy’s short-line railway company and increased demand for barge terminal and hauling services.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense for the utilities increased $6 million and $13 million for the three- and nine-month periods, respectively, primarily due to changes in transmission costs at IPL related to transmission services from ITC Midwest LLC (ITC). The increases were primarily due to $2 million and $6 million of higher electric transmission service costs billed by ITC to IPL during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 due to a modest increase in transmission service rates, and the impact of IPL utilizing regulatory liabilities to credit a portion of the transmission service expenses billed to IPL by ITC during the three and nine months ended September 30, 2011. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through the transmission cost rider resulting in an offsetting increase in electric revenues. Refer to “Other Future Considerations” for discussion of potential changes in future electric transmission services expenses for IPL and WPL.

Utility Other Operation and Maintenance Expenses - Alliant Energy’s other operation and maintenance expenses for the utilities decreased $2 million and $44 million for the three- and nine-month periods, respectively, due to the following reasons (amounts represent variances between the periods in millions):

Third Quarter 2012 vs. Third Quarter 2011 Summary:

	Alliant Energy	IPL	WPL
SO2 emission allowance charge allocated to IPL’s steam business in the third quarter of 2011 (a)	($2)	($2)	$—
Contract cancellation charge at IPL in the third quarter of 2012 (b)	3	3	—
Other (primarily changes in other administrative and general expenses)	(3)	1	(4)
	($2)	$2	($4)

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 Summary:

	Alliant Energy	IPL	WPL
Regulatory-related charges and credits from IPL’s Minnesota electric rate case order recorded in the second quarter of 2011 (c)	($11)	($11)	$—
Additional benefits costs for the Cash Balance Plan in 2011 (d)	(10)	(6)	(4)
Regulatory asset impairments in 2011 (e)	(7)	(2)	(5)
Regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in the second quarter of 2012 (f)	(5)	—	(5)
Wind site impairment charge at WPL in the first quarter of 2011 (g)	(5)	—	(5)
Lower generation operation and maintenance expenses at IPL (h)	(5)	(5)	—
SO2 emission allowance charge allocated to IPL’s steam business in the third quarter of 2011 (a)	(2)	(2)	—
Contract cancellation charge at IPL in the third quarter of 2012 (b)	3	3	—
Other (primarily changes in other administrative and general expenses)	(2)	(2)	—
	($44)	($25)	($19)

(a)	Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of the SO2 emission allowance charge recorded by IPL in the third quarter of 2011.

(b)	Due to the cancellation of a services agreement at one of IPL’s electric generating facilities in the third quarter of 2012.

(c)
Refer to Notes 1(b) and 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of regulatory-related charges and credits incurred by Alliant Energy and IPL in the second quarter of 2011 due to the order issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year).

(d)
Refer to Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of additional benefit costs incurred by Alliant Energy, IPL and WPL in 2011 resulting from an amendment to the Cash Balance Plan.

(e)	Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of asset impairment charges recognized by Alliant Energy, IPL and WPL in 2011.

(f)
Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of regulatory-related credits recorded by Alliant Energy and WPL in the second quarter of 2012 due to the decision by the PSCW in WPL’s Wisconsin retail electric and gas rate case (2013/2014 test period).

(g)	Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of the wind site impairment charge recorded by WPL in the first quarter of 2011.

(h)	Primarily resulting from the timing of maintenance projects at IPL’s electric generating facilities.

Alliant Energy and WPL currently expect their other operation and maintenance expenses to decrease in 2013 as compared to 2012 due to decreases in regulatory amortizations at WPL related to energy conservation. This item is expected to be partially offset by additional expenses associated with Riverside, which WPL anticipates purchasing in December 2012.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $3 million and $7 million for the three- and nine-month periods, respectively, primarily due to higher depreciation rates at IPL effective January 1, 2012 resulting from IPL’s most recent depreciation study, and property additions. Alliant Energy and WPL currently expect their depreciation expense to increase in 2013 as compared to 2012 primarily due to the full year impact of depreciation from WPL’s anticipated purchase of Riverside in December 2012, and certain large projects expected to be placed in service in the fourth quarter of 2012, including WPL’s SCR project at Edgewater Unit 5 and Resources’ Franklin County wind project.

AFUDC - AFUDC increased $3 million and $6 million for the three- and nine-month periods, respectively, primarily due to AFUDC recognized in 2012 for WPL’s emission controls projects at Columbia Units 1 and 2, and Edgewater Unit 5. Alliant Energy and IPL currently expect AFUDC to increase in 2013 as compared to 2012 primarily due to increased construction work in progress balances related to environmental projects at Ottumwa Unit 1, George Neal Units 3 and 4, and Lansing Unit 4.

Interest Expense - Alliant Energy’s interest expense decreased $4 million for the nine-month period, primarily due to capitalized interest recognized in 2012 for the Franklin County wind project. Alliant Energy and WPL currently expect their interest expense to increase in 2013 as compared to 2012 due to financings related to WPL’s anticipated purchase of Riverside in December 2012.

Income Taxes - Details of the effective income tax rates for Alliant Energy’s continuing operations during the three and nine months ended September 30 were as follows:

	Three Months		Nine Months
	2012	2011	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State apportionment changes	—	—	4.3	—
IPL’s electric tax benefit rider	(10.3)	(9.2)	(11.0)	(8.9)
Production tax credits	(5.5)	(6.2)	(6.0)	(5.9)
Effect of rate-making on property-related differences	(4.7)	(3.0)	(4.3)	(3.0)
Wisconsin Tax Legislation enacted in June 2011	—	—	—	(5.8)
Other items, net	5.9	6.9	6.0	5.2
Overall income tax rate	20.4%	23.5%	24.0%	16.6%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of state apportionment changes, IPL’s electric tax benefit rider, production tax credits, effect of rate-making on property-related differences and Wisconsin Tax Legislation enacted in the second quarter of 2011. Refer to “Critical Accounting Policies and Estimates” for discussion of the effect of rate-making on property-related differences at IPL. Refer to “Other Future Considerations” for discussion of possible impacts to Alliant Energy’s future income taxes resulting from IPL’s tax benefit riders and potential tax accounting method changes.

Income (Loss) from Discontinued Operations, Net of Tax - Refer to Note 13 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Preferred Dividend Requirements of Subsidiaries - Preferred dividend requirements of subsidiaries decreased $2 million for the nine-month period primarily due to a $2 million charge in the first quarter of 2011 related to IPL’s redemption of its 7.10% Series C Cumulative Preferred Stock in 2011.

IPL’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock increased $5 million primarily due to the electric tax benefit rider, which resulted in higher tax benefits recorded in the third quarter of 2012 compared to the third quarter of 2011. The electric tax benefit rider is not expected to have a material impact on IPL’s results for the year ended December 31, 2012.

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

Third Quarter 2012 vs. Third Quarter 2011 Summary - Electric margins and MWh sales for IPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$182.8	$179.6	2%	1,243	1,233	1%
Commercial	121.6	115.0	6%	1,112	1,075	3%
Industrial	132.0	127.6	3%	1,824	1,846	(1%)
Retail subtotal	436.4	422.2	3%	4,179	4,154	1%
Sales for resale:
Wholesale	8.7	8.9	(2%)	118	114	4%
Bulk power and other	2.9	4.6	(37%)	91	140	(35%)
Other	8.6	7.5	15%	21	21	—%
Total revenues/sales	456.6	443.2	3%	4,409	4,429	—%
Electric production fuel expense	80.1	72.0	11%
Energy purchases expense	36.6	37.9	(3%)
Purchased electric capacity expense	42.1	40.5	4%
Margins	$297.8	$292.8	2%

Electric margins increased $5 million, or 2%, primarily due to $5 million of higher revenues related to changes in recovery of transmission costs related to the transmission rider implemented in the first quarter of 2011 and $2 million of SO2 emission allowance charges allocated to IPL’s electric business in the third quarter of 2011. The higher transmission rider revenues were offset by higher electric transmission service expenses. These items were partially offset by $3 million of decreased revenues during the three-month period due to higher credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider and $2 million of higher purchased electric capacity expenses related to the DAEC PPA. The electric tax benefit rider resulted in $23 million and $20 million of credits on Iowa retail electric customers’ bills in the third quarters of 2012 and 2011, respectively. IPL’s electric tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expenses for the year ended December 31, 2012. Estimated increases to IPL’s electric margins from the impacts of weather during the third quarters of 2012 and 2011 were $17 million and $17 million, respectively.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 Summary - Electric margins and MWh sales for IPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$418.8	$428.2	(2%)	3,186	3,267	(2%)
Commercial	283.5	283.4	—%	3,042	2,978	2%
Industrial	317.8	320.0	(1%)	5,342	5,303	1%
Retail subtotal	1,020.1	1,031.6	(1%)	11,570	11,548	—%
Sales for resale:
Wholesale	21.8	23.0	(5%)	320	321	—%
Bulk power and other	6.0	21.1	(72%)	200	614	(67%)
Other	22.8	21.6	6%	62	64	(3%)
Total revenues/sales	1,070.7	1,097.3	(2%)	12,152	12,547	(3%)
Electric production fuel expense	151.2	178.9	(15%)
Energy purchases expense	121.6	115.2	6%
Purchased electric capacity expense	119.1	114.4	4%
Margins	$678.8	$688.8	(1%)

Electric margins decreased $10 million, or 1%, primarily due to $19 million of decreased revenues during the nine-month period due to additional credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider. Other decreases to electric margins included an estimated $5 million decrease in electric margins from changes in sales caused by weather conditions in IPL’s service territory and $5 million of higher purchased electric capacity expenses related to the DAEC PPA. The electric tax benefit rider resulted in $63 million and $44 million of credits on Iowa retail electric customers’ bills during the nine months ended September 30, 2012 and 2011, respectively. IPL’s electric tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expenses for the year ended December 31, 2012. Estimated increases to IPL’s electric margins from the impacts of weather during the nine months ended September 30, 2012 and 2011 were $15 million and $20 million, respectively. These items were partially offset by $11 million of higher revenues related to changes in recovery of transmission costs related to the transmission rider implemented in the first quarter of 2011, $2 million of SO2 emission allowance charges allocated to IPL’s electric business in the third quarter of 2011 and an increase in weather-normalized retail sales volumes. The higher transmission rider revenues were offset by higher electric transmission service expenses.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s HDD and CDD data, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses and sales trends. Refer to “Rate Matters” for additional discussion of IPL’s retail electric rate increases from its Iowa and Minnesota test year base rate cases. Refer to “Other Future Considerations” for discussion of potential impacts on future electric sales due to drought conditions in the Midwest in 2012 and a large IPL wholesale electric customer that is attempting to invoke an early termination provision of its wholesale power supply agreement with IPL, and higher expected revenues in 2013 from revenue requirement changes related to tax initiatives and increased recoveries under the transmission rider related to expected increases in electric transmission service expenses.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2012 vs. Third Quarter 2011 Summary - Gas margins and Dth sales for IPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$13.7	$12.7	8%	931	930	—%
Commercial	8.6	7.7	12%	1,061	968	10%
Industrial	2.7	3.9	(31%)	537	671	(20%)
Retail subtotal	25.0	24.3	3%	2,529	2,569	(2%)
Transportation/other	4.6	3.2	44%	7,284	6,406	14%
Total revenues/sales	29.6	27.5	8%	9,813	8,975	9%
Cost of gas sold	12.9	12.7	2%
Margins	$16.7	$14.8	13%

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 Summary - Gas margins and Dth sales for IPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$82.0	$111.3	(26%)	8,247	11,129	(26%)
Commercial	46.0	62.3	(26%)	6,153	7,440	(17%)
Industrial	8.3	14.2	(42%)	1,611	2,224	(28%)
Retail subtotal	136.3	187.8	(27%)	16,011	20,793	(23%)
Transportation/other	12.9	10.3	25%	22,380	20,499	9%
Total revenues/sales	149.2	198.1	(25%)	38,391	41,292	(7%)
Cost of gas sold	80.5	126.2	(36%)
Margins	$68.7	$71.9	(4%)
Gas margins decreased $3 million, or 4%, for the nine-month period largely due to an estimated $8 million decrease in gas margins from changes in sales caused by weather conditions in IPL’s service territory. Estimated increases (decreases) to IPL’s gas margins from the impacts of weather during the nine months ended September 30, 2012 and 2011 were ($5) million and $3 million, respectively. This item was partially offset by an increase in weather-normalized sales volumes and $2 million of higher gas revenues due to the impact of an interim retail gas base rate increase effective June 2012. IPL believes the increase in weather-normalized sales volumes is partially due to relatively low natural gas prices.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of IPL’s HDD data. Refer to “Rate Matters” for discussion of an interim retail gas base rate increase for IPL’s Iowa customers effective June 4, 2012.

Electric Transmission Service Expense - Electric transmission service expense increased $6 million and $12 million for the three- and nine-month periods, respectively, primarily due to changes in transmission costs related to transmission services from ITC. The increase was primarily due to $2 million and $6 million of higher electric transmission service costs billed by ITC to IPL during the three and nine months ended September 30, 2012, respectively, compared to the same periods last year due to a modest increase in transmission service rates and the impact of IPL utilizing regulatory liabilities to credit a portion of the transmission service expenses billed to IPL by ITC during the three and nine months ended September 30, 2011. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through the transmission cost rider resulting in an offsetting increase in electric revenues. Refer to “Other Future Considerations” for discussion of potential changes in future electric transmission services expenses for IPL.

Other Operation and Maintenance Expenses -
Third Quarter 2012 vs. Third Quarter 2011 Summary - Other operation and maintenance expenses increased $2 million primarily due to a $3 million contract cancellation charge recorded by IPL in the third quarter of 2012 and increases in other administrative and general expenses. These items were partially offset by a $2 million charge recorded in the third quarter of 2011 related to SO2 emission allowance forward contracts allocated to IPL’s steam business.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 Summary - Other operation and maintenance expenses decreased $25 million primarily due to $11 million of regulatory-related charges and credits incurred by IPL in the second quarter of 2011 due to the oral decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year), $6 million of additional benefits costs in 2011 resulting from an amendment to the Cash Balance Plan, $5 million of lower generation operation and maintenance expenses primarily resulting from the timing of maintenance projects, a $2 million charge recorded in the third quarter of 2011 related to SO2 emission allowance forward contracts allocated to IPL’s steam business, $2 million of regulatory asset impairment charges recorded in 2011 and decreases in other administrative and general expenses. These items were partially offset by a $3 million contract cancellation charge recorded by IPL in the third quarter of 2012.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $2 million and $7 million for the three- and nine-month periods, respectively, primarily due to higher depreciation rates effective January 1, 2012 resulting from IPL’s most recent depreciation study, and property additions.

AFUDC - IPL currently expects AFUDC to increase in 2013 as compared to 2012 primarily due to increased construction work in progress balances related to environmental projects at Ottumwa Unit 1, George Neal Units 3 and 4, and Lansing Unit 4.

Income Taxes - Details of IPL’s effective income tax rates during the three and nine months ended September 30 were as follows:

	Three Months		Nine Months
	2012	2011	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State apportionment changes	—	—	6.9	—
Electric tax benefit rider	(34.2)	(26.5)	(34.5)	(25.4)
Effect of rate-making on property-related differences	(11.2)	(7.1)	(10.6)	(6.9)
Production tax credits	(8.6)	(8.4)	(8.6)	(7.9)
Other items, net	6.4	3.7	6.2	3.5
Overall income tax rate	(12.6%)	(3.3%)	(5.6%)	(1.7%)

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of state apportionment changes, the electric tax benefit rider, effect of rate-making on property-related differences and production tax credits. Refer to “Critical Accounting Policies and Estimates” for discussion of the effect of rate-making on property-related differences at IPL. Refer to “Other Future Considerations” for discussion of possible impacts to IPL’s future income taxes resulting from the tax benefit riders and potential tax accounting method changes.

Preferred Dividend Requirements - Preferred dividend requirements decreased $2 million for the nine-month period primarily due to a $2 million charge in the first quarter of 2011 related to IPL’s redemption of its 7.10% Series C Cumulative Preferred Stock in 2011.

WPL’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - WPL’s earnings available for common stock increased $5 million primarily due to higher electric sales from warmer weather conditions in the third quarter of 2012 compared to the third quarter of 2011, changes in the recovery of electric production fuel and energy purchases expenses, and AFUDC recognized for emission controls projects at Columbia Units 1 and 2, and Edgewater Unit 5 in the third quarter of 2012. These items were partially offset by higher purchased electric capacity expenses related to the Kewaunee PPA.

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

Third Quarter 2012 vs. Third Quarter 2011 Summary - Electric margins and MWh sales for WPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$136.2	$132.1	3%	1,047	1,010	4%
Commercial	73.0	71.2	3%	650	630	3%
Industrial	92.9	93.7	(1%)	1,196	1,175	2%
Retail subtotal	302.1	297.0	2%	2,893	2,815	3%
Sales for resale:
Wholesale	46.6	45.3	3%	869	804	8%
Bulk power and other	5.6	6.6	(15%)	280	198	41%
Other	4.4	4.8	(8%)	16	16	—%
Total revenues/sales	358.7	353.7	1%	4,058	3,833	6%
Electric production fuel expense	54.1	57.7	(6%)
Energy purchases expense	50.8	47.7	6%
Purchased electric capacity expense	41.9	39.7	6%
Margins	$211.9	$208.6	2%

Electric margins increased $3 million, or 2%, primarily due to an estimated $7 million increase in electric margins from changes in sales caused by weather conditions in WPL’s service territory and a $4 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses. Estimated increases to WPL’s electric margins from the impacts of weather during the third quarters of 2012 and 2011 were $19 million and $12 million, respectively. These items were partially offset by $2 million of higher purchased electric capacity expenses related to the Kewaunee PPA and a decrease in weather-normalized sales volumes.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 Summary - Electric margins and MWh sales for WPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$342.7	$339.8	1%	2,701	2,681	1%
Commercial	190.3	188.8	1%	1,769	1,748	1%
Industrial	254.5	252.4	1%	3,357	3,325	1%
Retail subtotal	787.5	781.0	1%	7,827	7,754	1%
Sales for resale:
Wholesale	120.5	123.6	(3%)	2,202	2,252	(2%)
Bulk power and other	8.3	23.5	(65%)	618	866	(29%)
Other	13.3	12.3	8%	49	48	2%
Total revenues/sales	929.6	940.4	(1%)	10,696	10,920	(2%)
Electric production fuel expense	121.7	156.9	(22%)
Energy purchases expense	155.9	139.0	12%
Purchased electric capacity expense	97.1	90.8	7%
Margins	$554.9	$553.7	—%

Electric margins increased $1 million, primarily due to an $11 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses and an estimated $7 million increase in electric margins from changes in sales caused by weather conditions in WPL’s service territory. Estimated increases to WPL’s electric margins from the impacts of weather during the nine months ended September 30, 2012 and 2011 were $22 million and $15 million, respectively. These items were largely offset by $6 million of higher purchased electric capacity expenses related to the Kewaunee PPA, $4 million of revenues recognized in 2011 related to interim fuel rates collected in 2010 and a decrease in weather-normalized sales volumes.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s HDD and CDD data, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses and sales trends. Refer to “Rate Matters” for discussion of retail rate cases including a retail electric base rate freeze through December 31, 2014. Refer to “Other Future Considerations” for discussion of potential impacts on future electric sales due to drought conditions in the Midwest in 2012.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2012 vs. Third Quarter 2011 Summary - Gas margins and Dth sales for WPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$8.2	$8.9	(8%)	611	611	—%
Commercial	4.8	6.1	(21%)	736	820	(10%)
Industrial	0.4	0.4	—%	81	64	27%
Retail subtotal	13.4	15.4	(13%)	1,428	1,495	(4%)
Transportation/other	3.8	3.5	9%	9,011	6,990	29%
Total revenues/sales	17.2	18.9	(9%)	10,439	8,485	23%
Cost of gas sold	4.8	7.1	(32%)
Margins	$12.4	$11.8	5%

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 Summary - Gas margins and Dth sales for WPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2012	2011	Change	2012	2011	Change
Residential	$65.8	$82.9	(21%)	6,583	8,105	(19%)
Commercial	36.2	47.5	(24%)	5,030	6,094	(17%)
Industrial	2.6	4.2	(38%)	422	642	(34%)
Retail subtotal	104.6	134.6	(22%)	12,035	14,841	(19%)
Transportation/other	10.1	9.8	3%	20,923	19,001	10%
Total revenues/sales	114.7	144.4	(21%)	32,958	33,842	(3%)
Cost of gas sold	60.6	84.8	(29%)
Margins	$54.1	$59.6	(9%)

Gas margins decreased $6 million, or 9%, for the nine-month period largely due to an estimated $8 million decrease in gas margins from changes in sales caused by weather conditions in WPL’s service territory. Estimated increases (decreases) to WPL’s gas margins from the impacts of weather during the nine months ended September 30, 2012 and 2011 were ($6) million and $2 million, respectively. This item was partially offset by an increase in weather normalized sales volumes. WPL believes the increase in weather-normalized sales volumes is partially due to relatively low natural gas prices.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for WPL’s HDD data. Refer to “Rate Matters” for discussion of retail rate cases including a retail gas base rate decrease scheduled to be effective January 1, 2013.

Electric Transmission Service Expense - Refer to “Other Future Considerations” for discussion of potential changes in future electric transmission services expenses for WPL.

Other Operation and Maintenance Expenses -
Third Quarter 2012 vs. Third Quarter 2011 Summary - Other operation and maintenance expenses decreased $4 million primarily due to lower other administrative and general expenses.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 Summary - Other operation and maintenance expenses decreased $19 million primarily due to $5 million of regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in the second quarter of 2012, $5 million of regulatory asset impairment charges recorded in 2011, a $5 million wind site impairment charge recorded in the first quarter of 2011 and $4 million of additional benefits costs recorded in 2011 resulting from an amendment to the Cash Balance Plan.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses. WPL currently expects its other operation and maintenance expense to decrease in 2013 as compared to 2012 due to decreases in regulatory amortizations related to energy conservation, partially offset by additional expenses associated with Riverside, which WPL anticipates purchasing in December 2012.

Depreciation and Amortization Expenses - WPL currently expects its depreciation expense to increase in 2013 as compared to 2012 primarily due to the full year impact of depreciation from its anticipated purchase of Riverside in December 2012 and the SCR at Edgewater Unit 5, which is expected to be placed in service in the fourth quarter of 2012.

AFUDC - AFUDC increased $2 million and $5 million for the three- and nine-month periods, respectively, primarily due to AFUDC recognized in 2012 for WPL’s emission controls projects at Columbia Units 1 and 2, and Edgewater Unit 5.

Interest Expense - WPL currently expects its interest expense to increase in 2013 as compared to 2012 due to financings related to its anticipated purchase of Riverside in December 2012.

Income Taxes - Details of WPL’s effective income tax rates during the three and nine months ended September 30 were as follows:

	Three Months		Nine Months
	2012	2011	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State apportionment changes	—	—	3.5	—
Production tax credits	(4.3)	(5.0)	(5.5)	(5.3)
Other items, net	4.8	4.4	4.7	3.3
Overall income tax rate	35.5%	34.4%	37.7%	33.0%

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

Liquidity Position - At September 30, 2012, Alliant Energy had $41 million of cash and cash equivalents, $880 million ($230 million at the parent company, $250 million at IPL and $400 million at WPL) of available capacity under their revolving credit facilities and $125 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at September 30, 2012 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,116.0	50.1%	$1,498.1	49.9%	$1,480.7	56.4%
Preferred stock	205.1	3.3%	145.1	4.8%	60.0	2.3%
Noncontrolling interest	1.7	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	2,829.5	45.5%	1,359.3	45.3%	1,082.5	41.3%
Short-term debt	70.4	1.1%	—	—%	—	—%
	$6,222.7	100.0%	$3,002.5	100.0%	$2,623.2	100.0%

Cash Flows - Selected information from the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Cash and cash equivalents, January 1	$11.4	$159.3	$2.1	$5.7	$2.7	$0.1
Cash flows from (used for):
Operating activities	600.3	612.7	172.4	314.1	339.6	381.3
Investing activities	(517.7)	(506.4)	(211.1)	(132.2)	(212.5)	(242.4)
Financing activities	(52.9)	(219.9)	41.9	(187.4)	(113.6)	(115.5)
Net increase (decrease)	29.7	(113.6)	3.2	(5.5)	13.5	23.4
Cash and cash equivalents, September 30	$41.1	$45.7	$5.3	$0.2	$16.2	$23.5

Operating Activities -
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 - Alliant Energy’s cash flows from operating activities decreased $12 million primarily due to $135 million of lower cash flows from changes in the level of IPL’s accounts receivable sold during the nine months ended September 30, 2012 and 2011, lower cash flows resulting from changes in inventory levels of production fuel during the nine months ended September 30, 2012 and 2011, the timing of fuel-related cost recoveries at IPL and $19 million of higher credits on retail electric customers’ bills in Iowa during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 resulting from IPL’s electric tax benefit rider. These items were partially offset by $152 million of higher cash flows from operations at RMT due to changes in working capital requirements associated with renewable energy projects in 2012 and 2011, higher cash flows from changes in prepaid gas and inventory levels of gas stored underground at IPL and WPL, and changes in the recovery of fuel-related costs at WPL.

IPL’s cash flows from operating activities decreased $142 million primarily due to $135 million of lower cash flows from changes in the level of accounts receivable sold during the nine months ended September 30, 2012 and 2011, the timing of fuel-related cost recoveries, lower cash flows resulting from changes in inventory levels of production fuel during the nine months ended September 30, 2012 and 2011 and $19 million of higher credits on retail electric customers’ bills in Iowa during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 resulting from the electric tax benefit rider. These items were partially offset by $26 million of higher cash flows from income tax refunds during the nine months ended September 30, 2012 compared to income tax payments during the nine months ended September 30, 2011, and higher cash flows from changes in prepaid gas and inventory levels of gas stored underground.

WPL’s cash flows from operating activities decreased $42 million primarily due to $45 million of lower cash flows from income tax payments during the nine months ended September 30, 2012 compared to income tax refunds during the nine months ended September 30, 2011, and lower cash flows resulting from changes in inventory levels of production fuel during the nine months ended September 30, 2012 and 2011. These items were partially offset by changes in the recovery of fuel-related costs and higher cash flows from changes in prepaid gas and inventory levels of gas stored underground.

IPL’s Sales of Accounts Receivable Program - Changes in cash flows related to IPL’s sales of accounts receivable program increased (decreased) Alliant Energy’s and IPL’s cash flows from operations by ($85.0) million and $50.0 million during the nine months ended September 30, 2012 and 2011, respectively. These changes were primarily due to IPL relying less on its sales of accounts receivable program in 2012 for financing its cash needs. In March 2012, IPL extended through March 2014 the purchase commitment from the third-party financial institution to which it sells its receivables. Refer to Note 3 of the

“Combined Notes to Condensed Consolidated Financial Statements” for additional details of IPL’s sales of accounts receivable program.

Production Fuel - MISO’s dispatch of Alliant Energy’s generating facilities impacts the amount of production fuel used each period at IPL and WPL. During the nine months ended September 30, 2012, lower MISO dispatch of Alliant Energy’s generating facilities resulted in lower production fuel used, which contributed to increased production fuel inventory levels at IPL and WPL. Production fuel inventory levels at IPL and WPL decreased significantly during the nine months ended September 30, 2011 due to higher dispatch of Alliant Energy’s generating facilities during such period. The changes in production fuel inventory levels during the nine months ended September 30, 2012 and 2011 resulted in a decrease to Alliant Energy’s, IPL’s and WPL’s cash flows from operations of $36 million, $28 million and $8 million, respectively.

IPL’s Electric Tax Benefit Rider - Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations,” and Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of IPL’s electric tax benefit rider.

RMT’s Working Capital Requirements - Cash flows from operations at RMT can fluctuate significantly from period to period based on the timing of cash receipts from customers and cash payments for construction activities associated with its customers’ large renewable energy projects. Cash flows from operations at RMT increased significantly during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 largely due to amounts collected in 2012 for customers’ large renewable energy projects completed in late 2011 and in 2012. In February 2012, Alliant Energy announced plans to sell RMT in 2012.

Income Tax Payments and Refunds - Alliant Energy, IPL and WPL do not expect to make any significant federal income tax payments in 2012 through 2014, based on federal net operating loss and credit carryforward positions as of September 30, 2012. While no significant federal income tax payments in 2012 through 2014 are expected to occur, some tax payments and refunds may occur between consolidated group members under the tax sharing agreement between Alliant Energy and its subsidiaries.

Investing Activities -
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 - Alliant Energy’s cash flows used for investing activities increased $11 million primarily due to $12 million of net proceeds from the sale of RMT’s environmental business unit in June 2011, partially offset by $7 million of lower construction and acquisition expenditures. The lower construction and acquisition expenditures resulted from progress payments by IPL during the nine months ended September 30, 2011 for wind turbine generators that were sold to Resources in June 2011, and expenditures during the nine months ended September 30, 2011 for WPL’s Bent Tree - Phase I wind project, WPL’s acquisition of the remaining 25% interest in Edgewater Unit 5 and WPL’s emission controls projects at Edgewater Unit 5. These items were partially offset by expenditures during the nine months ended September 30, 2012 for the purchase of Alliant Energy’s corporate headquarters building at the expiration of the lease term for $48 million, Resources’ Franklin County wind project, and emission controls projects at WPL’s Columbia Units 1 and 2, WPL’s Edgewater Unit 5, IPL’s Ottumwa Unit 1 and IPL’s George Neal Units 3 and 4.

IPL’s cash flows used for investing activities increased $79 million primarily due to $115 million of proceeds from the sale of wind project assets to Resources in June 2011, partially offset by $38 million of lower construction expenditures. The lower construction expenditures resulted from progress payments during the nine months ended September 30, 2011 for wind turbine generators that were sold to Resources in June 2011, partially offset by expenditures during the nine months ended September 30, 2012 for the emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4.

WPL’s cash flows used for investing activities decreased $30 million primarily due to $30 million of lower construction and acquisition expenditures. The lower construction and acquisition expenditures resulted from expenditures during the nine months ended September 30, 2011 for the Bent Tree - Phase I wind project, the acquisition of the remaining 25% interest in Edgewater Unit 5 and emission controls projects at Edgewater Unit 5. These items were partially offset by expenditures during the nine months ended September 30, 2012 for emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5.

Construction and Acquisition Expenditures - Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures for 2012 through 2016 as follows (in millions):

	Alliant Energy					IPL					WPL
	2012	2013	2014	2015	2016	2012	2013	2014	2015	2016	2012	2013	2014	2015	2016
Utility business (a):
Generation - new facilities:
WPL gas - Riverside acquisition	$395	$—	$—	$—	$—	$—	$—	$—	$—	$—	$395	$—	$—	$—	$—
IPL gas - new facility	5	10	100	325	200	5	10	100	325	200	—	—	—	—	—
Subtotal	400	10	100	325	200	5	10	100	325	200	395	—	—	—	—
Environmental	290	355	210	200	165	115	185	120	15	5	175	170	90	185	160
Generation performance improvements	20	35	75	25	45	20	30	60	10	20	—	5	15	15	25
Other	335	380	410	405	410	175	200	225	230	235	160	180	185	175	175
Total utility business	1,045	780	795	955	820	$315	$425	$505	$580	$460	$730	$355	$290	$375	$360
Corporate Services (b)	60	40	45	30	20
Franklin County Wind (b)	65	5	15	—	—
Other (b)	10	10	5	5	5
	$1,180	$835	$860	$990	$845

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

Financing Activities -
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 - Alliant Energy’s cash flows used for financing activities decreased $167 million primarily due to $75 million of proceeds from the issuance of 3.45% senior notes by Corporate Services in September 2012, changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL, and $40 million of payments to redeem IPL’s 7.10% Series C Cumulative Preferred Stock in April 2011.

IPL’s cash flows from financing activities increased $229 million primarily due to $101 million of repayments of capital to its parent company, Alliant Energy, during the nine months ended September 30, 2011, $80 million of capital contributions from its parent company during the nine months ended September 30, 2012, changes in the amount of commercial paper outstanding, and $40 million of payments to redeem IPL’s 7.10% Series C Cumulative Preferred Stock in April 2011. These items were partially offset by $48 million of higher common stock dividends paid to its parent company during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

WPL’s cash flows used for financing activities decreased $2 million primarily due to changes in the amount of commercial paper outstanding, largely offset by $25 million of capital contributions from its parent company, Alliant Energy, during the nine months ended September 30, 2011.

FERC Financing Authorizations - In March 2012, FERC authorized Corporate Services to issue up to $150 million of long-term debt securities and to maintain up to $200 million of short-term debt securities outstanding (including borrowings from its parent or other affiliates) during the period from March 31, 2012 through March 30, 2014. FERC also authorized Corporate Services to receive an unspecified amount of capital contributions and advances from its parent or other affiliates during the period from March 31, 2012 through March 30, 2014. As of September 30, 2012, Corporate Services had remaining authority to issue up to $75 million of long-term debt securities and maintain up to $200 million of short-term debt securities outstanding under this authority.

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

Common Stock Issuances and Capital Contributions - Refer to Note 5(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances during the nine months ended September 30, 2012 under its equity incentive plans for employees. Refer to Note 6 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to IPL, and payments of common stock dividends by IPL and WPL to their parent company during the nine months ended September 30, 2012.

Short-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at September 30, 2012 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Status at September 30, 2012	46%	45%	44%

Refer to Note 7(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional information on short-term debt.

Long-term Debt - Alliant Energy, IPL and WPL currently expect to issue up to $450 million, $0 and $300 million, respectively, of long-term debt in 2012, excluding any amounts of commercial paper outstanding that may be classified as long-term debt. Refer to Note 7(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of $50 million of commercial paper outstanding at September 30, 2012 classified as long-term debt and $75 million of long-term debt issued by Corporate Services in September 2012.

Creditworthiness - In September 2012, Moody’s Investors Service affirmed the current credit ratings for Alliant Energy, IPL and WPL and changed each of their credit rating outlooks from negative to stable.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except as described below. Refer to Note 1(d) of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding Alliant Energy’s purchase of the corporate headquarters building in April 2012 at the expiration of the lease term. Refer to Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s sales of accounts receivable program including an extension through March 2014 of the purchase commitment from the third-party financial institution to which IPL sells its receivables. Refer to Note 11(d) of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding various guarantees and surety bonds related to RMT’s performance obligations related to various wind and solar projects, and a guarantee outstanding related to Alliant Energy’s prior divestiture activities.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2011 Form 10-K and has not changed materially from the items reported in the 2011 Form 10-K, except for the items described in Notes 7, 11(a) and 11(b) of the “Combined Notes to Condensed Consolidated Financial Statements.”

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s, IPL’s and WPL’s primary market risk exposures are associated with commodity prices, investment prices and interest rates. Alliant Energy, IPL and WPL have risk management policies to monitor and assist in mitigating these market risks and use derivative instruments to manage some of the exposures. A summary of Alliant Energy’s, IPL’s and WPL’s market risks is included in the 2011 Form 10-K and such market risks have not changed materially from those reported in the 2011 Form 10-K, except as described below.

Retail fuel-related costs incurred by WPL for the period from January 2012 through September 2012 were lower than retail fuel-related costs used to determine rates for such period. WPL currently projects that its retail fuel-related costs for the 2012 calendar year will remain lower than the approved fuel monitoring level by more than the 2% bandwidth resulting in future refunds anticipated to be paid to WPL’s retail electric customers. As of September 30, 2012, Alliant Energy and WPL recorded $5 million in regulatory liabilities on their Condensed Consolidated Balance Sheets for refunds expected to be paid to WPL customers.

In its October 2012 oral decision, the PSCW approved annual forecasted fuel-related costs per MWh of $23.28 based on $320 million of variable fuel-related costs for WPL’s 2013 test period. These 2013 fuel-related costs are expected to be monitored using an annual bandwidth of plus or minus 2%. Based on the cost recovery mechanism in Wisconsin, the annual forecasted fuel-related costs approved by the PSCW in October 2012 and an annual bandwidth of plus or minus 2%, Alliant Energy and WPL currently estimate the commodity risk exposure to their electric margins in 2013 is approximately $5 million.

Critical Accounting Policies and Estimates - A summary of Alliant Energy’s, IPL’s and WPL’s critical accounting policies and estimates is included in the 2011 Form 10-K and such policies and estimates have not changed materially from those reported in the 2011 10-K, except as described below.

Contingencies - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimated based upon current available information. Note 11 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of contingencies assessed at September 30, 2012 including various pending legal proceedings that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable future obligations. Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and regulatory liabilities assessed at September 30, 2012 as well as material changes to Alliant Energy’s and IPL’s regulatory assets and regulatory liabilities during the nine months ended September 30, 2012. Material changes to these regulatory assets and regulatory liabilities during the nine months ended September 30, 2012 were largely due to changes in the estimated amounts of qualifying repair expenditures and allocation of mixed service costs at IPL, IPL’s electric tax benefit rider, which utilized $63 million of regulatory liabilities to credit IPL’s Iowa retail electric customers’ bills during such period, and the PSCW’s July 2012 order related to WPL’s 2013/2014 test period Wisconsin retail electric and gas rate case.

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

Refer to “Strategic Overview” and Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for recent developments of the Franklin County wind project, undeveloped wind sites, the Whispering Willow - East wind project and generating units subject to early retirement. In addition, Alliant Energy and WPL assessed the recoverability of certain transmission system upgrade costs related to WPL’s Bent Tree - Phase I wind project in 2012.

WPL placed the remaining portion of its 200 MW Bent Tree - Phase I wind project in service in 2011. In 2009, WPL requested that MISO conduct an optional study to identify transmission system upgrades needed to enable the Bent Tree wind project to reach full generation capacity. Based on the results of the optional study performed by MISO, WPL requested ITC to perform a facilities study to determine the feasibility and cost of the upgrades needed to enable Bent Tree to reach full generation capacity, which ITC completed in 2010. WPL entered into a Facility Construction Agreement (FCA) with ITC and MISO in January 2011 to address the transmission system constraints. Pursuant to the FCA and ITC’s Attachment “FF” tariff, WPL advanced funds to ITC in 2011 and 2012 necessary to construct the transmission upgrades on ITC’s system required to enable full output at Bent Tree. As of September 30, 2012, Alliant Energy and WPL recorded $15 million in “Deferred charges and other” on their Condensed Consolidated Balance Sheets related to the project constructed by ITC. MISO is expected to complete the definitive planning phase study for Bent Tree in the first half of 2013. If the facilities are identified as required network upgrades as a result of the MISO definitive planning phase study, the facilities will be entitled to cost reimbursement from ITC and WPL will be reimbursed by ITC for up to 100% of the transmission upgrade costs. While Alliant Energy and WPL believe their cost of the facilities will be reimbursed by ITC, Alliant Energy and WPL could record an impairment of these costs if they are determined not to be a required network upgrade and thus fail to qualify for reimbursement under ITC’s current Attachment “FF” tariff mechanism or if there is a change in ITC’s current Attachment “FF” tariff mechanism, and WPL is not able to recover these costs from its electric customers. Refer to “Other Future Considerations - Electric Transmission Service Charges” for further discussion of ITC’s Attachment “FF” tariff mechanism.

Unbilled Revenues - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their amount of unbilled revenues. At September 30, 2012, unbilled revenues related to Alliant Energy’s utility operations were $125 million ($65 million at IPL and $60 million at WPL). Note 3 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of September 30, 2012 sold to a third-party financial institution related to its sales of accounts receivable program.

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

Income Taxes - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their income tax assets, liabilities, benefits and expenses. Alliant Energy’s, IPL’s and WPL’s critical assumptions and judgments include projections of future taxable income used to determine their ability to utilize net operating loss and credit carryforwards prior to their expiration and the states in which such future taxable income will be apportioned. Alliant Energy’s and IPL’s critical assumptions and judgments also include projections of qualifying repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences.

Effect of Rate-making on Property-related Differences - Alliant Energy’s and IPL’s effective tax rates are normally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits and expenses resulting from certain of these property-related differences caused by changes in accounting methodologies and tax elections available under the Internal Revenue Code. These tax benefits related to the tax treatment of repair expenditures, allocation of insurance proceeds from the floods in 2008 and allocation of mixed services costs. In 2010, IPL received approval from the IUB to record any tax benefits and expenses from these changes in accounting methodologies in a regulatory liability account until the IRS audit process related to such changes in accounting methodologies was completed. The IRS audit process was completed for allocation of mixed service costs with the income tax return for calendar year 2010 and repairs expenditures with the income tax return for calendar year 2011. As a result, IPL has recognized the tax benefits and expenses from the change in accounting method for allocation of mixed service costs through 2010 and the tax benefits and expenses from the change in accounting method for repairs expenditures through 2011 in a regulatory liability referred to as the tax benefit rider. The tax benefits and expenses from the changes in accounting method for allocation of mixed service costs subsequent to 2010 and the tax benefits and expenses from the changes in accounting method for repairs expenditures subsequent to 2011 are being recorded consistent with general Iowa rate-making principles, which impact income tax expense and benefits at Alliant Energy and IPL. Changes in assumptions regarding the amount of, and regulatory treatment of, IPL’s qualifying repairs expenditures and allocation of mixed service costs could result in a material impact on Alliant Energy’s and IPL’s financial condition and results of operations. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” and “Other Future Considerations - IPL’s Tax Benefit Rider” for further discussion of the tax benefit rider and details of how the effect of rate-making on property-related differences impacted Alliant Energy’s and IPL’s effective tax rates for the nine months ended September 30, 2012 and 2011.

Carryforward Utilization - Alliant Energy, IPL and WPL generated significant federal tax credits and federal and state net operating losses that are currently being carried forward. Based on current projections of future taxable income, Alliant Energy, IPL and WPL plan to utilize substantially all of these carryforwards prior to their expiration. Changes in assumptions regarding Alliant Energy’s, IPL’s and WPL’s future taxable income could require valuation allowances in the future resulting in a material impact on their financial condition and results of operations. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional information on federal tax credit and federal and state net operating loss carryforwards as of September 30, 2012.

State Apportionment - Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax group, including both its regulated operations and its non-regulated operations. Alliant Energy, IPL and WPL recorded $15 million, $8 million and $7 million, respectively, of income tax expense during the nine months ended September 30, 2012 due to changes in state apportionment projections caused by the planned sale of Alliant Energy’s RMT business. A significant majority of the additional income tax expense recognized from changes in state apportionment projections were recorded at IPL and WPL due to their large deferred tax liability positions at September 30, 2012. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of state apportionment impacts during the nine months ended September 30, 2012.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2011 Form 10-K and such considerations have not changed materially from the items reported in the 2011 Form 10-K, except as described below.

Electric Transmission Service Charges -
2013 Electric Transmission Service Expenses
2013 Rates Charged by ITC to IPL - In September 2012, ITC filed with MISO the Attachment “O” rate it proposes to charge its customers in 2013 for electric transmission services. The proposed rate was based on ITC’s net revenue requirement for 2013 as well as a true-up adjustment credit related to amounts that ITC over-recovered from its customers in 2011. The 2013 Attachment “O” rate filed with MISO is approximately 15% higher than the rate ITC charged its customers in 2012.

2013 Rates Charged by ATC to WPL - In September 2012, ATC shared with its customers the Attachment “O” rate it proposes to charge them in 2013 for electric transmission services. The proposed rate was based on ATC’s net revenue requirement for 2013 as well as a true-up adjustment credit related to amounts that ATC over-recovered from its customers in 2011. The 2013 Attachment “O” rate is approximately 5% higher than the rate ATC charged its customers in 2012.

MISO Transmission Charges Billed to IPL and WPL - MISO tariffs billed to IPL and WPL include costs related to various shared transmission projects including Multi-Value Projects (MVPs). MVPs include new large scale transmission projects that enable the reliable and economic delivery of energy in support of documented energy policy mandates or provide economic value across multiple pricing zones within MISO. MVP costs are socialized across the entire MISO footprint based on energy usage of each MISO participant. MISO tariffs billed to IPL and WPL also include costs related to other shared transmission projects, including projects designed to reduce market congestion, provide interconnection to the transmission grid for new generation, and to ensure compliance with applicable standards. The costs of these projects are allocated to MISO participants in a way that is commensurate with the benefit to the participants’ pricing zone. The MISO transmission charges billed to IPL and WPL are expected to increase in the future due to the increased number of shared transmission projects occurring in the MISO region.

The increase in ITC’s and ATC’s Attachment “O” rates and MISO transmission charges for shared transmission projects are expected to contribute to material increases in future electric transmission service charges for IPL and WPL. Alliant Energy, IPL and WPL currently estimate their electric transmission service expenses in 2013 will be approximately $80 million, $70 million and $10 million, respectively, higher than the comparable expenses anticipated in 2012. A significant portion of the increase in IPL’s electric transmission service expenses is expected to be offset with increases in electric revenues resulting from the automatic transmission cost recovery rider approved by the IUB and implemented in 2011. Recovery of the increases in WPL’s electric transmission service expenses for 2013 and 2014 was requested as part of WPL’s retail electric and gas rate case for the 2013/2014 test period.

ITC’s Attachment “FF” Tariff - In September 2012, IPL filed a formal complaint with FERC alleging that ITC’s Attachment “FF” tariff is unjust, unreasonable and unduly discriminatory to IPL and its customers. In the complaint, IPL alleges that its customers have made payments of $32 million in incremental costs for the period 2008 through 2011 as compared to costs that would have been charged under the version of Attachment “FF” tariff applicable in the majority of the MISO pricing zones without obtaining equal benefits. The complaint filed with FERC also includes estimates that IPL’s customers could make aggregate payments of $138 million in incremental costs for the period 2012 through 2016. IPL requested in its formal complaint that FERC investigate ITC’s Attachment “FF” tariff, establish a refund date of September 14, 2012 with respect to the complaint and establish hearing procedures. IPL further requests that if FERC determines that ITC’s Attachment “FF” tariff is unjust and unreasonable then it should require ITC to file revisions to conform its Attachment “FF” tariff to the MISO Attachment “FF” tariff, which is applicable in the majority of the other pricing zones. In October 2012, ITC filed a response to IPL’s formal complaint. Alliant Energy and IPL are currently unable to predict what action FERC may take regarding

IPL’s formal complaint or a time-line under which FERC may act, but believe the outcome could be material to the future amount of transmission service costs billed by ITC to IPL. Alliant Energy and IPL expect any changes in the amount of electric transmission services expenses resulting from IPL’s formal complaint will have a comparable offsetting impact in electric revenues due to the automatic transmission cost recovery rider approved by the IUB and implemented in 2011.

FERC Audit of ITC - FERC audit staff conducted an audit of ITC’s compliance with certain of FERC’s regulations and conditions established in FERC’s approval of ITC’s acquisition of IPL’s electric transmission assets. In September 2011, FERC audit staff issued an audit report that identified certain findings and recommendations related to specific aspects of the accounting treatment for the acquisition, which have the potential to result in adjustments to ITC’s annual revenue requirement calculations and corresponding refunds to IPL. In September 2012, ITC filed a proposed Refund Report with FERC, which proposes to implement a $3 million refund to IPL in either 2013 or 2014 through a true-up adjustment under its formula rates. ITC’s proposed Refund Report is subject to FERC approval.

Electric Sales Projections -
2012 Drought Conditions in Midwest - The Midwest, including a large portion of IPL’s and WPL’s service territories, experienced severe drought conditions during the summer of 2012, which has resulted in a significant decrease to the grain harvest in the Midwest in 2012. These severe drought conditions may result in a future reduction in demand of electricity from IPL’s and WPL’s electric customers involved in food processing and ethanol production that are dependent on grain for their operations. Alliant Energy, IPL and WPL are currently unable to predict what the potential impact of the 2012 drought conditions will be on their financial condition or results of operations in 2013, but believe it could be material.

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

Government Incentives for Wind Projects - In December 2011, the National Defense Authorization Act (NDAA) was enacted. Pursuant to the terms of the NDAA, utilities are no longer subject to a tax normalization violation if they provide the benefits of the government grant incentive to their customers over a shorter time period than the regulatory life of the project assets. This provision of the NDAA can be applied retroactively to renewable energy projects placed into service since 2009. As a result of the enactment of NDAA, Alliant Energy, IPL and WPL evaluated their options for government incentive elections for IPL’s Whispering Willow - East wind project and WPL’s Bent Tree - Phase I wind project and will continue with the production tax credits incentive election for those two wind projects. Alliant Energy currently expects to elect the government grant equal to 30% of the qualified cost basis of its Franklin County wind project scheduled to be completed by the end of 2012. Beginning in January 2013, the Budget Control Act of 2011 is scheduled to introduce automatic federal spending cuts, or sequestration, if a budget reduction plan does not occur at the end of 2012. A portion (7.6%) of government grant funding may be subject to sequestration and may impact any government grant that is not received by the end of 2012. In the event of sequestration, Alliant Energy may reevaluate its options on government incentive elections for the Franklin County wind project.

IPL’s Tax Benefit Riders - In 2010, the IUB authorized IPL to create a regulatory liability account and credit such account for any potential tax benefits and expenses resulting from changes in tax accounting methodologies and tax elections available under the Internal Revenue Code. As of September 30, 2012, Alliant Energy and IPL have recognized $451 million of regulatory liabilities from the aggregate amount of such tax benefits estimated to-date, of which $63 million and $61 million were utilized to credit IPL’s retail electric customer bills in Iowa for the nine months ended September 30, 2012 and the calendar year 2011, respectively. A total of $81 million is expected to be utilized to credit IPL’s retail electric customer bills in Iowa for calendar year 2012. The remaining amounts of regulatory liabilities under the current electric and proposed gas tax benefit riders and the period over which they will be returned to customers will be determined by the IUB in the future. Alliant Energy and IPL have also recognized $451 million of regulatory assets to date to reflect the benefit IPL expects to receive from its Iowa retail customers in the future through increased rates as the significant temporary differences associated with these tax benefits reverse into current income tax expense in the future.

The changes in accounting methodologies reflected in the tax benefit riders relate to repair expenditures and allocation of mixed service costs, and these accounting changes are expected to continue into the future. Due to the previous uncertainty of retaining these tax benefits and expenses, the IUB authorized IPL to record the related tax benefits and expenses to a regulatory liability account until the IRS audit process for such changes in accounting methodologies was completed. In addition, IPL and the IUB agreed to calculate IPL’s revenue requirement under previous accounting methodologies until the IRS audit process was completed. The IRS audit process was completed for allocation of mixed service costs with the income tax return for calendar year 2010 and repairs expenditures with the income tax return for calendar year 2011. Income tax expenses or benefits resulting from allocation of mixed service costs or repair expenditures incurred after calendar year 2010 for allocation of mixed service costs and after calendar year 2011 for repairs expenditures are being recorded to income tax benefit and expense. In addition, IPL expects to submit a filing to the IUB in the fourth quarter of 2012 requesting authority to adjust the tax benefit rider bill credit amount to reflect the revenue requirement impacts of the changes in accounting methods. Subject to approval by the IUB, the revenue requirement adjustment is anticipated to increase Alliant Energy’s and IPL’s electric revenues starting in 2013 and continuing until addressed in IPL’s next retail electric base rate case. Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of tax benefit riders.

Potential Tax Accounting Method Changes - Alliant Energy, IPL and WPL are currently assessing accounting method changes as a result of tangible property regulations released in 2011. In addition, Alliant Energy, IPL and WPL anticipate the IRS will publish guidance clarifying the tax treatment of costs incurred to retire and remove depreciable assets. The outcomes of the assessment and additional guidance could result in Alliant Energy, IPL and WPL filing additional tax accounting method changes with the IRS. If approved by the IRS, these tax accounting method changes could materially impact Alliant Energy’s and IPL’s future income tax benefits and expenses due to Iowa rate-making principles, which do not recognize deferred income tax benefits and expenses for certain property-related differences at IPL including costs incurred to retire and remove depreciable assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2012 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of September 30, 2012.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WPL -
Air Permitting Violation Claims - As discussed in the combined Quarterly Report on Form 10-Q filed by Alliant Energy, IPL and WPL for the quarterly period ended June 30, 2012, in 2009, the EPA sent an NOV to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia. The NOV alleges that the owners of Edgewater, Nelson Dewey and Columbia failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

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

Once the parties agree to the final terms, the Court must approve the consent decree. Alliant Energy and WPL cannot predict the outcome of these claims, but believe the outcome could be significant if the parties are unable to reach final agreement, or reach final agreement on different terms than currently anticipated, or if the Court does not approve the final consent decree.

ITEM 1A. RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2011 Form 10-K and such risk factors have not changed materially from the items reported in the 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2012 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)
July 1 to July 31	3,226	$45.75	—	N/A
August 1 to August 31	2,535	46.26	—	N/A
September 1 to September 30	15	43.79	—	N/A
	5,776	45.97	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2012.

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
For the quarter ended September 30, 2012

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

* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.