Form 10-K
period 2012-12-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2013-02-26
CIK 52485, 107832, 352541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608) 458-3311
This combined Form 10-K is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the Form 10-K relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by each such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2012:

Alliant Energy Corporation	$5.0 billion
Interstate Power and Light Company	$—
Wisconsin Power and Light Company	$—
Number of shares outstanding of each class of common stock as of January 31, 2013:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,990,924 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2013 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

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

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa through 2013;

•	the impact of WPL’s retail electric and gas base rate freeze in Wisconsin through 2014;

•
weather effects on results of utility operations, including the impacts of temperature changes and drought conditions in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the state of the economy in IPL’s and WPL’s service territories and resulting implications on sales, margins and ability to collect unpaid bills;

•
developments that adversely impact Alliant Energy’s, IPL’s and WPL’s ability to implement their strategic plan, including unanticipated issues with new emission controls equipment for various coal-fired electric generating facilities of IPL and WPL, IPL’s construction of its proposed natural gas-fired electric generating facility in Iowa, IPL’s recently approved purchased power agreement (PPA) with NextEra Energy Resources, LLC (NER), Alliant Energy Resources, LLC’s (Resources’) selling price of the electricity output from its new 100 megawatt (MW) Franklin County wind project, and the potential decommissioning of certain generating facilities of IPL and WPL;

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

•
issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations and litigation associated with changing environmental laws and regulations;

•	the ability to recover through rates all environmental compliance and remediation costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

•	the direct or indirect effects resulting from terrorist incidents, including cyber terrorism, or responses to such incidents;

•
impacts of future tax benefits from deductions for repairs expenditures and mixed service costs and temporary differences from historical tax benefits from such deductions that are included in rates when the differences reverse in future periods;

•	any material post-closing adjustments related to any past asset divestitures, including the sale of RMT, Inc. (RMT);

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

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

•
impacts that storms or natural disasters, including forest or prairie fires, in IPL’s and WPL’s service territories may have on their operations and recovery of, and rate relief for, costs associated with restoration activities;

•	access to technological developments;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies;

•	the impact of changes to government incentives for wind projects;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	the ability to successfully complete tax audits, changes in tax accounting methods and appeals with no material impact on earnings and cash flows; and

•	factors listed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA) and in Item 1A Risk Factors.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy was incorporated in Wisconsin in 1981 and maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company. Alliant Energy’s primary focus is to provide regulated electricity and natural gas service to approximately 1 million electric and approximately 415,000 natural gas customers in the Midwest through its two public utility subsidiaries. The primary first tier subsidiaries of Alliant Energy are: IPL, WPL, Resources and Corporate Services. An illustration of Alliant Energy’s first tier subsidiaries is shown below.

Alliant Energy

IPL	WPL	Resources	Corporate Services

A brief description of the primary first tier subsidiaries of Alliant Energy is as follows:

1) IPL - was incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. In Iowa, IPL provides utility services to incorporated communities as directed by the Iowa Utilities Board (IUB) and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2012, IPL supplied electric and gas service to 526,841 and 233,820 retail customers, respectively. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa. In 2012, 2011 and 2010, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues.

2) WPL - was incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2012, WPL supplied electric and gas service to 458,180 and 181,028 retail customers, respectively. In 2012, 2011 and 2010, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues. WPL Transco LLC is a wholly-owned subsidiary of WPL and holds WPL’s investment in the American Transmission Company LLC (ATC).

3) RESOURCES - was incorporated in 1988 in Wisconsin. In 2008, Resources was converted to a limited liability company. Alliant Energy’s non-regulated investments are organized under Resources. Refer to “Information Relating to Non-regulated Operations” for additional details.

4) CORPORATE SERVICES - was incorporated in 1997 in Iowa. Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Refer to Note 15 of the “Combined Notes to Consolidated Financial Statements” for further discussion of business segments, which information is incorporated herein by reference.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES - At December 31, 2012, Alliant Energy’s consolidated subsidiaries had the following full- and part-time employees:

	Number of	Number of	Total	Percentage of Employees
	Bargaining Unit	Other	Number of	Covered by Collective
	Employees	Employees	Employees	Bargaining Agreements
IPL	1,105	546	1,651	67%
WPL	1,018	254	1,272	80%
Corporate Services	26	817	843	3%
Resources:
RMT (Alliant Energy sold RMT in January 2013)	—	175	175	—%
Other	86	28	114	75%
	2,235	1,820	4,055	55%

At December 31, 2012, Alliant Energy employees covered by collective bargaining agreements were as follows:

	Number of	Contract
	Employees	Expiration Date
IPL:
International Brotherhood of Electrical Workers (IBEW) Local 204 (Emery)	13	4/30/13
IBEW Local 204 (Cedar Rapids)	726	8/31/13
IBEW Local 1439	17	6/30/14
IBEW Local 949	219	9/30/15
IBEW Local 204 (Dubuque)	82	9/30/15
IBEW Local 204 (Mason City)	43	9/30/15
IBEW Local 1455	5	6/30/16
	1,105
WPL - IBEW Local 965	1,018	5/31/14
Resources - Various	86	Various
Corporate Services - IBEW Local 204	26	10/31/14
	2,235

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS - Refer to “Liquidity and Capital Resources - Cash Flows - Investing Activities - Construction and Acquisition Expenditures” in MDA for discussion of anticipated construction and acquisition expenditures for 2013 through 2016.

3) REGULATION - Alliant Energy, IPL and WPL are subject to regulation by various federal, state and local agencies. The following includes the primary regulations impacting Alliant Energy’s, IPL’s and WPL’s businesses.

Federal Energy Regulatory Commission (FERC) -
Public Utility Holding Company Act of 2005 (PUHCA 2005) - Alliant Energy is registered with FERC as a public utility holding company, pursuant to PUHCA 2005, and is required to maintain certain records and to report certain transactions involving its public utilities, service company and other entities regulated by FERC. Corporate Services, IPL and WPL are subject to regulation by FERC under PUHCA 2005 for various matters including, but not limited to, affiliate transactions, public utility mergers, acquisitions and dispositions, and books, records and accounting requirements.

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

Electric Wholesale Rates - IPL and WPL have received wholesale electric market-based rate authority from FERC. Market-based rate authorization allows for wholesale sales of electricity within the Midwest Independent Transmission System Operator (MISO) and PJM Interconnection, LLC (PJM) markets and in bilateral markets, based on the market value of the transactions. IPL and WPL also have FERC-approved cost-of-service based rates related to the provision of firm full- and partial-requirement wholesale electric sales. Both IPL’s and WPL’s wholesale cost-of-service tariffs are formula-based tariffs that allow for annual true-ups to actual costs, including fuel costs.

Electric Transmission Rates - FERC regulates the rates charged for electric transmission facilities used in interstate commerce. Neither IPL nor WPL own or operate electric transmission facilities; however, both IPL and WPL pay for the use of the interstate electric transmission system based upon FERC-regulated rates. IPL and WPL rely primarily upon the use of the ITC Midwest LLC (ITC) and ATC transmission systems, respectively.

FERC is performing an investigation into Attachment “O” protocols under the MISO tariff, focusing on the areas of participation, transparency and challenge procedures. IPL filed comments related to ITC’s Attachment “O” protocols. IPL supports increasing the participation, transparency and challenge procedures related to Attachment “O.” ITC filed comments contrary to IPL’s position, alleging that the status quo affords IPL adequate information to challenge ITC’s rates. Refer to “Other Future Considerations” in MDA for discussion of IPL’s formal complaint filed with FERC in September 2012 alleging that ITC’s Attachment “FF” tariff is unjust, unreasonable and unduly discriminatory to IPL and its electric customers.

Natural Gas Act - FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act. Under the Natural Gas Act, FERC has authority over certain natural gas facilities and operations of IPL and WPL.

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

Retail Utility Base Rates - IPL files periodic requests with the IUB for retail rate changes. These filings are based on historical test periods. The historical test periods may be adjusted for certain known and measurable changes to capital investments, cost of capital and operating and maintenance expenses consistent with IUB rules and regulations. Interim retail rates can be placed in effect 10 days after the rate application filing, subject to refund, and must be based on past precedent. The IUB must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed, or the interim rates granted become permanent. Refer to “Rate Matters” in MDA for details of a retail electric base rate freeze effective for IPL’s Iowa customers through 2013.

Retail Commodity Cost Recovery Mechanisms - IPL’s retail electric and natural gas tariffs contain automatic adjustment clauses for changes in prudently incurred commodity costs required to serve its retail customers in Iowa. Any over- or under-collection of commodity costs for each given month are automatically reflected in future billings to retail customers.

Retail Electric Transmission Cost Recovery Mechanism - Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa retail electric customers through the transmission cost rider. This new cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa retail electric customers for changes in electric transmission service expenses. Changes in the under-/over-collection of these costs are reflected in future billings to customers. The transmission cost rider will remain in effect until the IUB’s decision in IPL’s next retail electric base rate case, at which time the rider will be revisited.

Energy Efficiency Cost Recovery (EECR) Mechanism - In accordance with Iowa law, IPL is required to file an Energy Efficiency Plan (EEP) every five years with the IUB. An EEP provides a utility’s plan and related budget to achieve specified levels of energy savings. IUB approval demonstrates that the IUB believes that IPL’s EEP is reasonably expected to achieve cost-effective delivery of the energy efficiency programs. To the extent approved by the IUB, costs associated with executing the EEP are recovered from ratepayers through an additional tariff called an EECR factor. The EECR factors are revised annually and include a reconciliation to eliminate any over- or under-recovery of energy efficiency expenses from prior periods.

Electric Generating Facilities - IPL must obtain a Certificate of Public Convenience, Use and Necessity (GCU Certificate) from the IUB in order to construct a new or significantly alter an existing electric generating facility located in Iowa with 25 MW or more of capacity.

Advance Rate-making Principles - Iowa Code §476.53 provides Iowa utilities with rate-making principles prior to making certain generation investments in Iowa. As a result, IPL must file for, and the IUB must render a decision on, rate-making principles for electric generating facilities located in Iowa, including new base-load (nuclear or coal-fired generation) facilities with a capacity of 300 MW or more, combined-cycle natural gas-fired facilities of any size and renewable generating resources, such as wind facilities, of any size. Upon approval of rate-making principles by the IUB, IPL must either build the facility under the approved rate-making principles, or not at all.

Electric Generating Facility Emission Controls Projects - IPL is required to submit an Emissions Plan and Budget (EPB) biennially to the IUB setting out a multi-year plan and budget for managing regulated emissions from its electric generating facilities in a cost-effective manner. IPL must simultaneously submit this plan and budget to the Iowa Department of Natural Resources for a determination of whether the plan and budget meet state environmental requirements for regulated emissions. The reasonable costs associated with implementing the plan are expected to be included in IPL’s future retail electric rates.

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

Retail Utility Base Rates - WPL files periodic requests with the PSCW for retail rate changes. These filings are required to be based on forward-looking test periods. There is no statutory time limit for the PSCW to decide retail base rate requests. However, the PSCW attempts to process retail base rate cases in approximately 10 months and has the ability to approve interim retail rate relief, subject to refund, if necessary. Refer to “Rate Matters” in MDA for details of a retail electric and gas base rate freeze effective for WPL’s customers during 2013 and 2014.

Retail Commodity Cost Recovery Mechanisms -
Electric - WPL’s retail electric base rates include estimates of annual fuel-related costs (fuel and purchased power energy costs) anticipated during the test period. During each retail electric rate proceeding or in a separate fuel cost plan approval proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs used to determine rates in such proceeding. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges, WPL is authorized to defer the incremental over- or under-collection of fuel-related costs from retail electric customers that are outside the approved ranges. Deferral of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the applicable authorized return on common equity. Subject to review and approval by the PSCW, any deferred over- or under-collection of fuel-related costs for each year are reflected in future billings to retail customers.

Natural Gas - WPL’s retail natural gas tariffs contain an automatic adjustment clause for changes in prudently incurred natural gas costs required to serve its retail gas customers. Any over- or under-collection of natural gas costs for each given month are automatically reflected in future billings to retail customers.

EECR Mechanism - WPL contributes a certain percentage of its annual retail utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program. Estimated contributions to Focus on Energy, along with WPL-run energy efficiency program costs, are recovered from WPL’s retail customers through changes in base rates determined during periodic rate proceedings and include a reconciliation of such estimated amounts to actual costs incurred with any difference deferred for inclusion in future base rate changes.

New Electric Generating Facilities - A Certificate of Authority (CA) application is required to be filed with the PSCW for construction approval of any new electric generating facility with a capacity of less than 100 MW. WPL must obtain a GCU Certificate from the PSCW in order to construct a new electric generating facility in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of electric generating facilities (including those located outside the state of Wisconsin) to serve Wisconsin customers is subject to retail utility rate regulation by the PSCW.

Electric Generating Facility Upgrades - A CA application is required to be filed with the PSCW for construction approval of any additions to electric generating facilities, including emission controls projects that exceed a certain threshold amount. The current PSCW rules require a CA for projects with an estimated project cost of $10 million or more.

Advance Rate-making Principles - Wisconsin Statute §196.371 provides Wisconsin utilities with the opportunity to request rate-making principles prior to the purchase or construction of any nuclear or fossil-fueled electric generating facility or renewable generating resource, such as a wind facility, utilized to serve Wisconsin customers. WPL is not obligated to file for or accept authorized rate-making principles under Wisconsin Statute §196.371. WPL can proceed with an approved project under traditional rate-making terms or accept authorized rate-making principles under Wisconsin Statute §196.371.

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

Retail Utility Rates - Requests for retail rate change can be based on either historical or projected data and interim retail rates are permitted. IPL has historically requested retail rate relief based on historical test periods. The historical test periods may be adjusted for certain known and measurable capital additions placed in service by IPL and operating and maintenance expenses incurred by IPL within 12 months of the end of the test year. Unless otherwise ordered, the MPUC must reach a final decision within 10 months of filing for retail rate relief; however, the MPUC can extend the timing by 90 days.

Renewable Energy Cost Recovery Mechanism - In 2011, IPL received an order from the MPUC approving the implementation of an automatic cost recovery rider on a temporary basis to recover costs associated with renewable generation. The renewable energy rider does not require a base rate case for annual revision of rates charged to IPL’s Minnesota retail electric customers, but requires that the renewable energy costs incurred be fully reconciled against the revenues collected for such costs. Initially, this would allow recovery of IPL’s Whispering Willow - East wind project located in Iowa. In 2011, the MPUC deferred judgment on the prudence of the Whispering Willow - East wind project costs. The initial recovery amount of the project costs will be allowed through the temporary renewable energy rider at a levelized cost of $51 per megawatt-hour (MWh). In January 2013, IPL filed a request with the MPUC for full cost recovery of the Minnesota retail portion of IPL’s Whispering Willow - East wind project construction costs of approximately $30 million. IPL expects to receive a decision from the MPUC in 2013 for the final recovery amount for such costs.

Refer to Notes 1(b), 1(h), 2 and 13(e) of the “Combined Notes to Consolidated Financial Statements,” and “Rate Matters,” “Environmental Matters” and “Legislative Matters” in MDA for additional information regarding regulation and utility rate matters.

4) STRATEGIC OVERVIEW - Refer to “Strategic Overview” in MDA for discussion of various strategic actions by Alliant Energy, IPL and WPL.

C. INFORMATION RELATING TO UTILITY OPERATIONS
Alliant Energy’s utility business (IPL and WPL) has three segments: a) electric operations; b) gas operations; and c) other, which includes IPL’s steam operations, various other energy-related products and services, and the unallocated portions of the utility business. In 2012, IPL’s and WPL’s operating revenues and operating income (loss) for these three utility business segments were as follows:

	IPL		WPL
	Operating	Operating	Operating	Operating
	Revenues	Income	Revenues	Income (Loss)
Electric	83%	83%	88%	91%
Gas	14%	12%	12%	10%
Other	3%	5%	—%	(1%)
	100%	100%	100%	100%

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

Jurisdictions - Electric utility revenues by state were as follows (dollars in millions):

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$1,295.5	50%	$1,327.2	50%	$1,386.0	52%
Minnesota	75.6	3%	81.1	3%	78.3	3%
Subtotal	1,371.1	53%	1,408.3	53%	1,464.3	55%
WPL:
Wisconsin	1,218.2	47%	1,227.5	47%	1,209.9	45%
	$2,589.3	100%	$2,635.8	100%	$2,674.2	100%

The percentage of electric utility revenues regulated by the IUB, PSCW, MPUC and FERC were as follows:

	IPL			WPL
	2012	2011	2010	2012	2011	2010
IUB	92%	90%	91%	—%	—%	—%
PSCW	—%	—%	—%	86%	85%	84%
MPUC	5%	6%	5%	—%	—%	—%
FERC	3%	4%	4%	14%	15%	16%
	100%	100%	100%	100%	100%	100%

Customers - The number of electric customers and communities served at December 31, 2012 was as follows:

	Retail Customers	Wholesale Customers	Other Customers	Total Customers	Communities Served
IPL	526,841	8	1,373	528,222	752
WPL	458,180	21	2,245	460,446	606
	985,021	29	3,618	988,668	1,358

IPL and WPL provide electric utility service to a diversified base of retail customers in several industries, with the largest concentrations in the food manufacturing, chemical (including ethanol) and paper industries. IPL’s retail customers in the above table are billed under base rates established by the IUB or MPUC that include recovery of and a return on investments in electric infrastructure and recovery of purchased electric capacity costs and other costs required to serve customers. Prior to 2011, electric transmission service expenses were recovered from IPL’s retail electric customers in Iowa through changes in base rates. Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa retail electric customers through a transmission cost rider. This new cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa electric retail customers for changes in electric transmission service expenses. IPL’s electric production fuel and energy purchases costs are recovered pursuant to fuel adjustment clauses. WPL’s retail customers in the above table are billed under base rates established by the PSCW that include recovery of and a return on investments in electric infrastructure and recovery of electric production fuel and purchased energy costs, purchased electric capacity costs, electric transmission service costs and other costs required to serve customers. Effective January 1, 2011, WPL defers electric production fuel and energy purchases costs that exceed or fall below established fuel monitoring ranges through a new electric fuel cost recovery mechanism. WPL’s recovery of deferred electric production fuel and energy purchases costs is restricted if it earns in excess of its authorized return on common equity. Refer to “Rate Matters” in MDA for discussion of rate filings by WPL in 2012.

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

In addition, WPL has bulk power customers, included in “Other customers” in the above table, that are billed according to negotiated, long-term customer-specific contracts, pursuant to FERC-approved tariffs.

Seasonality - Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning requirements. In 2012, the maximum peak hour demands were as follows:

	Alliant Energy	IPL	WPL
MW	5,886	3,130	2,851
Date	July 25	July 25	July 5

Competition - Retail electric customers in Iowa, Wisconsin and Minnesota currently do not have the ability to choose their electric supplier. However, IPL and WPL attempt to attract new customers into their service territories in an effort to keep energy rates low for all. Although electric service in Iowa, Wisconsin and Minnesota is regulated, IPL and WPL still face competition from self-generation by large industrial customers, owners of distributed generation, alternative energy sources, and petitions to municipalize (Iowa) as well as service territory expansions by municipal utilities through annexations (Wisconsin).

In June 2010, the PSCW issued an order approving an economic development program effective July 2010, which is intended to attract and retain industrial customers in WPL’s service territory. The program permits WPL to provide eligible industrial customers a discounted energy rate based upon specifically-defined conditions through December 2014. To be eligible for the program, each customer needs to demonstrate that it is also eligible for direct governmental assistance through a local, state or federal economic development program, in addition to other criteria. The discount amounts are limited to ensure recovery of marginal costs and will be decreased over time until a customer is paying the full tariff rate. Currently, there are three WPL customers utilizing the economic development program.

Renewable Energy Standards (RES) - As discussed in greater detail below, the states in which IPL and WPL operate have RES, which establish the amount of energy electric utilities or service providers must supply from renewable resources.

IPL - IPL allocates its portfolio of renewable energy credits (RECs) between its Iowa and Minnesota jurisdictions based on a load-ratio share. IPL has excess RECs in Iowa and a shortfall of RECs in Minnesota. However, the excess RECs in Iowa are much larger than the Minnesota shortfall partially due to the relatively small amount of IPL’s load served in Minnesota compared to Iowa. IPL’s surplus of RECs in Iowa could be used to meet the deficit of RECs in Minnesota. IPL expects to meet both its Iowa and Minnesota renewable energy requirements on a system-wide basis without the need to purchase additional RECs.

Iowa - IPL is required to purchase or own 50 MW of capacity from alternate energy or small hydro facilities located in its service area. IPL has met the Iowa requirement through 2012.

Minnesota - A Minnesota RES was established in 2007 that requires IPL to supply a minimum level of its total Minnesota retail electric sales with renewable energy sources by certain future dates. Based on this RES, IPL’s total Minnesota retail electric sales supplied with renewable energy sources must be at least 12% by 2012; 17% by 2016; 20% by 2020; and 25% by 2025. Utilities in Minnesota may meet the requirements of the RES with renewable energy generated by the utility, renewable energy acquired under PPAs, or the use of accumulated or acquired RECs. IPL currently expects to satisfy future Minnesota RES requirements with its current wind generation and wind PPAs, supplemented as needed by acquiring additional RECs from its Iowa excess supply.

WPL - A Wisconsin Renewable Portfolio Standard (RPS) was established in 2006 that requires electric utilities in Wisconsin, including WPL, to increase the portion of their total Wisconsin retail electric sales supplied by renewable energy sources above a benchmark of average retail sales from renewables in 2001, 2002 and 2003. The RPS required a 2% increase above the benchmark by 2010 and will require a 6% increase above the benchmark by 2015. Based on this RPS, WPL was required to supply a minimum of 5.28% of its total Wisconsin retail electric sales with renewable energy sources by 2010 and will be required to increase this amount to 9.28% by 2015. Wisconsin utilities may reach the RPS with renewable energy generated by the utility, acquired under PPAs or through the use of renewable resource credits. WPL has met the 2010 requirements of this RPS and currently expects to meet the 2015 requirements of the RPS with its current wind generation and wind PPAs.

Energy Conservation - IPL and WPL continue to promote energy conservation, including their customers’ ability to efficiently manage their energy use. Refer to “Strategic Overview - Energy Efficiency Programs” in MDA for discussion of energy efficiency programs at IPL and WPL.

Electric Supply - Alliant Energy, IPL and WPL have met historical customer demand of electricity and expect to continue meeting future demand through a mix of electric supply including internally generated electricity, PPAs and additional purchases from wholesale energy markets. Alliant Energy’s mix of electric supply experienced changes in recent years with WPL’s purchases of the Neenah Energy Facility in 2009, Wisconsin Electric Power Company’s 25% interest in Edgewater Unit 5 in early 2011 and the Riverside Energy Center (Riverside) in the fourth quarter of 2012, the completion of wind projects including IPL’s Whispering Willow - East wind project in late 2009 and WPL’s Bent Tree - Phase I wind project in early 2011, and IPL’s retirement of various electric generating units. Alliant Energy expects its mix of electric supply to change further in the next several years with IPL’s proposed construction of the Marshalltown Generating Station, the decision not to renew WPL’s existing nuclear PPA beyond its December 2013 expiration date, and the proposed retirement of additional generating units. Alliant Energy, IPL and WPL periodically update their generation plans to identify longer term electric supply resource needs. These long-term generation plans are intended to meet customer demand, reduce reliance on PPAs and wholesale market purchases and mitigate the impacts of future plant retirements while maintaining compliance with long-term electric demand planning reserve margins, environmental requirements and RES established by regulators. Alliant Energy, IPL and WPL currently expect to meet utility customer demand in the future. However, unanticipated regional or local reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, retirement of generating facilities, generating facility outages, transmission system outages or extended periods of extreme weather conditions. Refer to the “Electric Operating Information” tables for a profile of the sources of electric supply used to meet customer demand for Alliant Energy, IPL and WPL from 2008 to 2012. Refer to “Strategic Overview - Generation Plans” in MDA for details of Alliant Energy’s, IPL’s and WPL’s future generation plans.

Electric Demand Planning Reserve Margin (PRM) - IPL and WPL are required to maintain a PRM above their load at the time of the MISO-wide peak to ensure reliability of electric service to their customers. The installed capacity reserve margin is 14.2% and the unforced capacity reserve margin is 6.2% for the June 1, 2013 through May 31, 2014 MISO planning year. IPL and WPL currently have adequate capacity to meet the MISO PRM requirements.

Effective for the June 1, 2013 through May 31, 2014 MISO planning year, MISO implemented a Local Resource Zone (LRZ) concept. The purpose of the LRZ concept is to encourage adequate generating resources adjacent to load served by such generating resources. IPL is located in LRZ No. 3, which covers the entire state of Iowa and a portion of southern Minnesota. WPL is located in LRZ No. 2, which covers the southern and eastern portions of Wisconsin and upper peninsula of Michigan. Subject to certain zonal transfer capacity limits, load-serving utilities (including IPL and WPL) are permitted to have generating capacity located outside of their respective LRZs if they procure firm point-to-point transmission service to import the capacity from another LRZ. If a utility chooses to import capacity from another LRZ without firm point-to-point transmission service, it will incur a zonal delivery charge. Neither IPL or WPL have current generating capacity located outside of their respective LRZs; therefore they do not expect to be subject to zonal delivery charges during the June 1, 2013 through May 31, 2014 MISO planning year.

Generation - IPL and WPL own a portfolio of electric generating facilities located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. Refer to Item 2 Properties for details of IPL’s and WPL’s electric generating stations.

Generating Capacity - The generating capacity of IPL’s and WPL’s electric generating facilities is based upon MISO’s resource adequacy process, which uses the unforced capacity of the generating facilities. The generating capacity for the June 2012 to May 2013 planning period by fuel type in MWs was as follows:

	IPL	WPL	Total
Coal	1,304	1,348	2,652
Natural gas (a)	820	1,183	2,003
Oil	242	—	242
Wind (b)	—	7	7
Total	2,366	2,538	4,904

(a)
In December 2012, WPL purchased Riverside, a 600 MW natural gas-fired electric generating facility. WPL was credited 572 MW of capacity for this facility during the period from February 2013 to May 2013 based upon the MISO resource adequacy process. WPL is utilizing 497 MW of the accredited capacity from Riverside to satisfy its PRM requirements and has sold 75 MW of the accredited capacity to a third-party with a PPA.

(b)
As of December 31, 2012, completed wind projects owned by Alliant Energy’s regulated utilities included IPL’s 200 MW Whispering Willow - East wind project in Franklin County, Iowa, WPL’s 68 MW Cedar Ridge wind project in Fond du Lac County, Wisconsin and WPL’s 200 MW Bent Tree - Phase I wind project in Freeborn County, Minnesota. The amounts in the table above represent 0%, 10% and 0% of the capacity of IPL’s Whispering Willow - East, WPL’s Cedar Ridge and WPL’s Bent Tree - Phase I wind projects, respectively, based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2012 to May 2013.

Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2012	2011	2010	2012	2011	2010
All fuels	$2.26	$2.18	$2.17	$2.26	$2.28	$2.17
Coal	1.91	1.86	1.73	2.21	2.22	2.06
Natural gas (a)	3.79	7.17	9.79	3.21	6.30	12.83

(a)
The average cost of natural gas includes commodity and transportation costs as well as gains and losses from swap and option contracts used to hedge the price of natural gas volumes expected to be used by Alliant Energy’s natural gas-fired electric generating facilities.

Coal - Coal is the primary fuel source for Alliant Energy’s, IPL’s and WPL’s internally generated electric supply and represented approximately 40% to 50% of their total sources of electric energy in 2012. Alliant Energy, through Corporate Services as agent for IPL and WPL, has entered into contracts with different suppliers to help ensure that a specified supply of coal is available at known prices for IPL’s and WPL’s coal-fired generating facilities for 2013 through 2017. As of December 31, 2012, existing contracts provide for a portfolio of coal supplies that cover approximately 77%, 44%, 36%, 9% and 7% of IPL’s and WPL’s estimated aggregate coal supply needs for 2013 through 2017, respectively. Alliant Energy, IPL and WPL believe this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Alliant Energy, IPL and WPL expect to meet remaining coal requirements from either future term contracts or purchases in the spot market. Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, also enters into various coal transportation agreements to meet its coal supply requirements. As of December 31, 2012, existing coal transportation agreements cover approximately 100%, 95% and 14% of IPL’s estimated coal transportation needs for 2013 through 2015, respectively, and 100%, 100% and 31% of WPL’s estimated coal transportation needs for 2013 through 2015, respectively.

Nearly all of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IPL’s and WPL’s generating stations, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IPL and WPL strive to maintain average coal inventory supply targets of 25 to 55 days for generating stations with year-round deliveries and 30 to 150 days (depending upon the time of year) for generating stations with seasonal deliveries. Actual inventory averages for 2012 were 54 days for generating stations with year-round deliveries and 114 days for generating stations with seasonal deliveries. The average days on hand were computed based on actual tons of inventory divided by estimated average daily tons burned. Alliant Energy, IPL and WPL periodically test coal from sources other than the Wyoming Powder River Basin to determine which alternative sources of coal are most compatible with their generating stations. Access to alternative sources of coal is expected to provide Alliant Energy, IPL and WPL with further protection against interruptions and lessen their dependence on their primary coal source.

Average delivered fossil fuel costs are expected to increase in the future due to price structures and adjustment provisions in existing coal contracts, rate structures and adjustment provisions in existing transportation contracts, fuel-related surcharges incorporated by transportation carriers and expected future coal and transportation market trends. Existing coal commodity contracts with terms of greater than one year have fixed future year prices that generally reflect recent market trends. One of Alliant Energy’s existing coal contracts contain provisions for price adjustments should specific indices change beyond a certain threshold. Rate adjustment provisions in older transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board. Rate adjustment provisions in more recent transportation contracts are based on changes in the All Inclusive Index Less Fuel as published by the Association of American Railroads. These more recent transportation contracts also contain fuel surcharges that are subject to change monthly based on changes in diesel fuel prices. Other factors that may impact coal prices for future commitments are increasing costs for supplier mineral rights, increasing costs to mine the coal and changes in various associated laws and regulations. For example, emission restrictions related to sulfur dioxide (SO2), nitrogen oxide (NOx) and mercury, along with other environmental limitations on generating stations, continue to increase and will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies. Factors that may impact future transportation rates include, but are not limited to: the need for railroads to enhance/expand infrastructure for demand growth, corresponding investments in locomotives and crews, and the desire to improve margins on coal movements commensurate with margins on non-coal movements.

Alliant Energy, IPL and WPL believe they are reasonably insulated against coal price volatility given their current coal procurement process, the specific coal market in their primary purchase region and regulatory cost-recovery mechanisms. Alliant Energy’s coal procurement process stresses periodic purchases, staggering of contract terms, stair-stepped levels of supply going forward for multiple years and supplier diversity. Similarly, given the term lengths of their transportation agreements, Alliant Energy, IPL and WPL believes they are reasonably insulated against future higher coal transportation rates from the major railroads.

Natural Gas - Alliant Energy owns several natural gas-fired generating facilities including IPL’s 565 MW Emery Generating Station, WPL’s 300 MW Neenah Energy Facility, WPL’s 600 MW Riverside Generating Station and Resources’ 300 MW Sheboygan Falls Energy Facility. WPL has exclusive rights to the output of the Sheboygan Falls Energy Facility under an affiliated lease agreement. These facilities help meet customer demand for electricity generally during peak hour demands and when natural gas prices are low enough to make natural gas-fired generation economical compared to other fuel sources. Internally generated electric supply from natural gas-fired generating facilities represented less than 5% to 10% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2012. Alliant Energy manages the gas supply to these gas-fired generating facilities and provides supply through a combination of third-party deliveries and pipeline transportation and storage contracts held by IPL and WPL.

Wind - IPL’s 200 MW Whispering Willow - East wind project in Franklin County, Iowa began generating electricity in 2009. WPL’s 68 MW Cedar Ridge wind project in Fond du Lac County, Wisconsin began generating electricity in 2008. WPL’s 200 MW Bent Tree - Phase I wind project in Freeborn County, Minnesota began full generation of electricity in early 2011. Internally generated electric supply from wind facilities represented less than 5% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2012. All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with RES or other regulatory requirements, or sold to third parties in the form of RECs or other environmental commodities.

Purchased Power - IPL and WPL periodically enter into PPAs and purchase electricity from wholesale energy markets to meet a portion of their customer demand for electricity. Purchased power represented approximately 40% to 45% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2012. IPL’s most significant PPA is with NER for the purchase of energy and capacity from the Duane Arnold Energy Center (DAEC) through February 2014. In January 2013, the IUB issued an order allowing IPL to proceed with a proposed DAEC PPA, which will provide IPL 431 MWs of capacity and the resulting energy from DAEC for a term from the expiration of the existing PPA in February 2014 through December 31, 2025. WPL’s most significant PPA is with Dominion Resources, Inc. (Dominion) for the purchase of energy and capacity from the Kewaunee Nuclear Power Plant (Kewaunee) through December 2013. In October 2012, Dominion announced plans to shut down Kewaunee in the second quarter of 2013. WPL currently expects that Dominion will provide WPL replacement energy and capacity under the terms of the Kewaunee PPA after the plant is shut down through the end of the PPA term in December 2013. As a result, WPL currently expects no material changes to the expected energy and capacity payments under the PPA.

Refer to Note 1(h) for discussion of IPL’s and WPL’s rate recovery of electric production fuel and purchased energy costs, Note 3(a) for details regarding PPAs accounted for as operating leases and Note 13(b) for details on IPL’s and WPL’s coal, natural gas and other purchased power commitments in the “Combined Notes to Consolidated Financial Statements.”

Electric Transmission -
IPL - IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC in 2007. ITC is an independent for-profit, transmission-only company and is a transmission-owning member of the MISO RTO, MRO and Reliability First Corporation Regional Entities. IPL currently receives substantially all its transmission services from ITC. The annual transmission service rates that ITC charges its customers is calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment “O.” Refer to “Other Future Considerations - Electric Transmission Service Charges” in MDA for additional information regarding transmission service charges from ITC. Refer to “Rate Matters - Recent Retail Base Rate Filings - IPL’s Iowa Retail Electric Rate Case (2009 Test Year)” in MDA for discussion of a transmission cost rider approved by the IUB in January 2011 for recovery of IPL’s electric transmission service expenses.

WPL - WPL transferred its transmission assets to ATC in 2001 in exchange for an ownership interest in ATC. As of December 31, 2012, WPL held a 16% ownership interest in ATC with a carrying value of $257 million. WPL’s investment in ATC generated equity income of $41 million in 2012 for Alliant Energy and WPL. During 2012, ATC distributed to WPL, in the form of dividends, $33 million or approximately 80% of WPL’s equity earnings from ATC. Although no assurance can be given, WPL anticipates ATC will continue a dividend payout ratio close to this level in the future. WPL currently anticipates making capital contributions of $4 million, $2 million and $20 million to ATC in 2013, 2014 and 2015, respectively, to maintain its current ownership percentage and help fund future proposed transmission projects These future proposed transmission projects require approval from various regulatory agencies to construct. Certain of these future proposed transmission projects are currently being challenged by other utilities and other transmission-only companies who have requested to own a portion of the future transmission projects proposed by ATC. Alliant Energy and WPL are currently unable to determine the impact these challenges may have on ATC’s plans to construct these proposed transmission projects and the resulting impact on their future capital contributions to ATC and equity earnings income and dividends received from ATC.

ATC is an independent for-profit, transmission-only company and is a transmission-owning member of the MISO RTO, MRO and Reliability First Corporation Regional Entities. ATC has transmission interconnections with various other transmission owning utilities in the Midwest. These interconnections enhance the overall reliability of the WPL delivery system and provide access to multiple sources of economic and emergency energy. WPL currently receives substantially all its transmission services from ATC. The annual transmission service rates that ATC charges its customers are calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment “O.” Refer to “Other Future Considerations - Electric Transmission Service Charges” in MDA for additional information regarding transmission service charges from ATC.

In 2011, Duke Energy Corporation and ATC announced the creation of Duke-American Transmission Co. (DATC), a joint venture that is expected to build, own and operate new electric transmission infrastructure in North America. In 2011, DATC announced its first set of transmission projects, which include seven new transmission lines in five Midwestern states to be constructed over the next 10 years for an aggregate cost of approximately $4 billion. These transmission projects are subject to approval by various regulatory agencies. Alliant Energy and WPL are currently unable to determine what impacts the joint venture and transmission line projects noted above, if constructed, will have on their future equity income, distributions from ATC, capital contributions to ATC, or ownership in ATC.

Refer to Note 19 of the “Combined Notes to Consolidated Financial Statements” for details of agreements between ATC and WPL.

MISO Markets - IPL and WPL are members of MISO, a FERC-approved RTO, which is responsible for monitoring and ensuring equal access to the transmission system in their service territories. IPL and WPL participate in the wholesale energy and ancillary services markets operated by MISO, which are discussed in more detail below. IPL and WPL are parties to a system coordination and operating agreement whereby Corporate Services serves as agent on behalf of IPL and WPL. The agreement, which has been approved or reviewed by FERC and all state regulatory bodies having jurisdiction, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. As agent of the agreement, Corporate Services enters into energy, capacity, ancillary services, and transmission service sale and purchase transactions. Corporate Services allocates such sales and purchases among IPL and WPL based on information provided by MISO and procedures included in the agreement. Refer to Note 19 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of these allocated amounts.

Wholesale Energy Market - IPL and WPL began participation in the wholesale energy market operated by MISO in 2005. The market dictates the process by which IPL and WPL buy and sell wholesale electricity, obtain transmission services, schedule generation and ensure resource adequacy to reliably serve load. In the market, IPL and WPL submit day-ahead and/

or real-time bids and offers for energy. MISO evaluates IPL’s, WPL’s and other market participants’ offers, bids and energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy. The market is intended to send price signals to stakeholders about where generation or transmission system expansion is needed. In addition, MISO may dispatch generators that support reliability needs, but that would not have operated based on economic needs. In these cases, MISO’s settlement assures that these generators are made whole financially for their variable costs. IPL and WPL also periodically engage in related transactions in PJM’s bid/offer-based wholesale energy market, which are accounted for in a similar manner as the MISO transactions.

Financial Transmission Rights (FTRs) and Auction Revenue Rights (ARRs) - In areas of constrained transmission capacity, costs could be higher due to congestion and its impact on locational marginal prices. As part of the MISO market restructuring in 2005, physical transmission rights of IPL and WPL were replaced with FTRs. FTRs provide a hedge for congestion costs that occur in the MISO day-ahead energy market. MISO allocates ARRs to IPL and WPL each year based on historical use of the transmission system. The revenue rights associated with the allocated ARRs are used by IPL and WPL to acquire FTRs through the FTR auctions operated by MISO. MISO allocates ARRs annually based on a fiscal year from June 1 through May 31. IPL’s and WPL’s current FTRs acquired from ARRs extend through May 31, 2013.

Ancillary Services Market - IPL and WPL began participating in MISO’s ancillary services market that was launched in 2009. The ancillary services market integrates the procurement and use of regulation and contingency reserves with the existing wholesale energy market implemented in 2005. Regulation reserves refer to generation available to meet the moment-to-moment changes in generation that are necessary to meet changes in electricity demand. Contingency reserves refer to additional generation or demand response resources, either on-line or that can be brought on-line within 10 minutes, to meet certain major events such as the loss of a large generating unit or transmission line.

Multi-Value Projects (MVPs) - MISO tariffs billed to IPL and WPL include costs related to various shared transmission projects including MVPs. MVPs include new large scale transmission projects that enable the reliable and economic delivery of energy in support of documented energy policy mandates, reduce market congestion or provide economic value across multiple pricing zones within MISO. MVP costs are socialized across the entire MISO footprint based on energy usage of each MISO participant. MISO tariffs billed to IPL and WPL also include costs related to other shared transmission projects, including projects designed to reduce market congestion, provide interconnection service to the transmission grid for new generation, and to ensure compliance with applicable standards. The costs of these projects are allocated to MISO participants in a way that is commensurate with the benefit to the participants’ pricing zone. The MISO transmission charges billed to IPL and WPL are expected to increase in the future due to the increased number of shared transmission projects occurring in the MISO region.

Attachment Y Notices and System Support Resources (SSR) - MISO requires its market participants (including IPL and WPL, among others) who own electric generating facilities to submit an Attachment Y Notice if they plan to retire a facility or suspend operations of a facility for a period longer than two months. Pursuant to receiving an Attachment Y Notice, MISO will conduct a study to determine whether all or a portion of the facility’s capacity is necessary to maintain system reliability. If the facility’s capacity is determined to be necessary to maintain system reliability, MISO designates the facility as an SSR. If the facility’s owner accepts the SSR designation, the facility’s owner negotiates with MISO an annual revenue requirement designed to cover the future costs of maintaining availability of the SSR. The annual revenue requirement determined for each SSR is subject to FERC approval. The annual revenue requirement for the SSR is assigned to certain load serving entities based on a MISO study. Alliant Energy, IPL and WPL are currently unable to estimate the amount of future SSR charges that may be assigned to IPL and WPL as load serving entities. Alliant Energy, IPL and WPL are also currently unable to estimate the impacts of any potential SSR designations on electric generating facilities they plan to retire. Refer to “Strategic Overview - Generation Plans” in MDA for discussion of electric generating facilities that IPL and WPL currently plan to retire.

Electric Environmental Matters - Alliant Energy, IPL and WPL are subject to extensive environmental laws and regulations at a federal, state and local level relating to the protection of the environment and health and safety matters, including those governing air emissions; water discharges; the management, storage and disposal of hazardous materials; and the clean-up of contaminated sites. The laws impacting Alliant Energy’s, IPL’s and WPL’s electric operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; Clean Air Act; National Environmental Policy Act of 1969; Toxic Substances Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act and Emergency Planning and Community Right-to-Know Act of 1986; Endangered Species Act; Occupational Safety and Health Act; National Energy Policy Act, as amended; Federal Insecticide, Fungicide and Rodenticide Act; Hazardous Materials Transportation Act;

Pollution Prevention Act; and Department of Homeland Security Appropriations Act, as well as similar state laws, and regulations promulgated thereunder. Alliant Energy, IPL and WPL regularly obtain federal, state and local permits to assure compliance with environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future. Alliant Energy, IPL and WPL anticipate that prudently incurred compliance and remediation costs for IPL and WPL will be recoverable, in whole or part, through future rate case proceedings. Refer to “Environmental Matters” in MDA and Note 13(e) of the “Combined Notes to Consolidated Financial Statements” for further discussion of electric environmental matters, including current or proposed environmental regulations. Refer to “Strategic Overview - Environmental Compliance Plans” in MDA for details of Alliant Energy’s, IPL’s and WPL’s future environmental compliance plans to adhere to applicable environmental requirements.

Alliant Energy Corporation

Electric Operating Information	2012	2011	2010	2009	2008
Operating Revenues (in millions):
Residential	$975.9	$985.8	$1,001.5	$868.6	$844.7
Commercial	611.4	612.1	619.0	556.8	537.5
Industrial	741.8	748.9	762.8	710.7	734.7
Retail subtotal	2,329.1	2,346.8	2,383.3	2,136.1	2,116.9
Sales for resale:
Wholesale	187.6	189.8	196.8	190.1	201.9
Bulk power and other	23.8	52.2	44.1	98.3	31.1
Other	48.8	47.0	50.0	51.4	61.4
Total	$2,589.3	$2,635.8	$2,674.2	$2,475.9	$2,411.3
Electric Sales (000s MWh):
Residential	7,679	7,740	7,836	7,532	7,664
Commercial	6,352	6,253	6,219	6,108	6,181
Industrial	11,555	11,504	11,213	10,948	12,490
Retail subtotal	25,586	25,497	25,268	24,588	26,335
Sales for resale:
Wholesale	3,317	3,372	3,325	3,251	3,813
Bulk power and other	1,303	1,757	1,378	2,583	983
Other	151	151	153	155	164
Total	30,357	30,777	30,124	30,577	31,295
Customers (End of Period):
Residential	844,388	842,780	841,726	840,927	840,644
Commercial	137,791	136,732	135,832	135,099	134,536
Industrial	2,842	2,895	2,875	2,881	2,934
Other	3,647	3,638	3,632	3,555	3,534
Total	988,668	986,045	984,065	982,462	981,648
Other Selected Electric Data:
Maximum peak hour demand (MW)	5,886	5,734	5,425	5,491	5,491
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 740)	1,052	887	923	406	583
Madison, Wisconsin (WPL) (normal - 625)	1,070	814	829	368	538
Sources of electric energy (000s MWh):
Coal	14,680	16,440	16,366	15,321	17,495
Purchased power:
Nuclear	5,483	5,483	5,667	5,428	5,465
Other (b)	8,241	7,529	7,514	9,542	7,866
Gas	1,285	588	633	661	1,037
Other (b)	1,381	1,413	820	402	245
Total	31,070	31,453	31,000	31,354	32,108
Revenue per kilowatt-hour (KWh) sold to retail customers (cents)	9.10	9.20	9.43	8.69	8.04

(a)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.

(b)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third-parties in the form of renewable energy credits or other environmental commodities.

Interstate Power and Light Company

Electric Operating Information	2012	2011	2010	2009	2008
Operating Revenues (in millions):
Residential	$529.9	$543.2	$561.9	$478.9	$455.2
Commercial	365.3	366.0	378.7	336.8	319.4
Industrial	408.0	415.4	441.9	412.5	407.0
Retail subtotal	1,303.2	1,324.6	1,382.5	1,228.2	1,181.6
Sales for resale:
Wholesale	27.8	29.6	29.8	23.5	23.4
Bulk power and other	9.5	24.6	23.5	37.3	21.1
Other	30.6	29.5	28.5	26.6	32.2
Total	$1,371.1	$1,408.3	$1,464.3	$1,315.6	$1,258.3
Electric Sales (000s MWh):
Residential	4,141	4,223	4,295	4,113	4,218
Commercial	4,045	3,953	3,944	3,851	3,911
Industrial	7,116	7,080	6,961	6,829	7,742
Retail subtotal	15,302	15,256	15,200	14,793	15,871
Sales for resale:
Wholesale	418	417	425	403	449
Bulk power and other	377	729	683	901	682
Other	81	84	83	84	90
Total	16,178	16,486	16,391	16,181	17,092
Customers (End of Period):
Residential	443,802	443,358	443,694	443,615	443,589
Commercial	81,203	80,506	80,063	79,805	79,508
Industrial	1,836	1,906	1,900	1,914	1,939
Other	1,381	1,381	1,366	1,376	1,381
Total	528,222	527,151	527,023	526,710	526,417
Other Selected Electric Data:
Maximum peak hour demand (MW)	3,130	3,131	2,963	2,981	2,943
Cooling degree days (a):
Cedar Rapids, Iowa (normal - 740)	1,052	887	923	406	583
Sources of electric energy (000s MWh):
Coal	7,302	8,456	8,663	8,162	9,517
Purchased power:
Nuclear	3,641	3,624	3,623	3,577	3,619
Other (b)	3,980	3,755	3,620	4,315	3,154
Gas	1,081	532	578	636	983
Other (b)	617	586	375	58	23
Total	16,621	16,953	16,859	16,748	17,296
Revenue per KWh sold to retail customers (cents)	8.52	8.68	9.10	8.30	7.45

(a)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.

(b)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third-parties in the form of renewable energy credits or other environmental commodities.

Wisconsin Power and Light Company

Electric Operating Information	2012	2011	2010	2009	2008
Operating Revenues (in millions):
Residential	$446.0	$442.6	$439.6	$389.7	$389.5
Commercial	246.1	246.1	240.3	220.0	218.1
Industrial	333.8	333.5	320.9	298.2	327.7
Retail subtotal	1,025.9	1,022.2	1,000.8	907.9	935.3
Sales for resale:
Wholesale	159.8	160.2	167.0	166.6	178.5
Bulk power and other	14.3	27.6	20.6	61.0	10.0
Other	18.2	17.5	21.5	24.8	29.2
Total	$1,218.2	$1,227.5	$1,209.9	$1,160.3	$1,153.0
Electric Sales (000s MWh):
Residential	3,538	3,517	3,541	3,419	3,446
Commercial	2,307	2,300	2,275	2,257	2,270
Industrial	4,439	4,424	4,252	4,119	4,748
Retail subtotal	10,284	10,241	10,068	9,795	10,464
Sales for resale:
Wholesale	2,899	2,955	2,900	2,848	3,364
Bulk power and other	926	1,028	695	1,682	301
Other	70	67	70	71	74
Total	14,179	14,291	13,733	14,396	14,203
Customers (End of Period):
Residential	400,586	399,422	398,032	397,312	397,055
Commercial	56,588	56,226	55,769	55,294	55,028
Industrial	1,006	989	975	967	995
Other	2,266	2,257	2,266	2,179	2,153
Total	460,446	458,894	457,042	455,752	455,231
Other Selected Electric Data:
Maximum peak hour demand (MW)	2,851	2,761	2,654	2,558	2,583
Cooling degree days (a):
Madison, Wisconsin (normal - 625)	1,070	814	829	368	538
Sources of electric energy (000s MWh):
Coal	7,378	7,984	7,703	7,159	7,978
Purchased power:
Nuclear	1,842	1,859	2,044	1,851	1,846
Other (b)	4,261	3,774	3,894	5,227	4,712
Gas	204	56	55	25	54
Other (b)	764	827	445	344	222
Total	14,449	14,500	14,141	14,606	14,812
Revenue per KWh sold to retail customers (cents)	9.98	9.98	9.94	9.27	8.94

(a)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.

(b)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third-parties in the form of renewable energy credits or other environmental commodities.

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

Jurisdictions - Gas utility revenues by state were as follows (dollars in millions):

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$216.6	55%	$263.3	55%	$261.5	54%
Minnesota	10.1	2%	13.0	3%	12.8	3%
Subtotal	226.7	57%	276.3	58%	274.3	57%
WPL:
Wisconsin	169.6	43%	200.4	42%	206.3	43%
	$396.3	100%	$476.7	100%	$480.6	100%

Customers - The number of gas customers and communities served at December 31, 2012 were as follows:

	Retail	Transportation /	Total	Communities
	Customers	Other Customers	Customers	Served
IPL	233,820	334	234,154	243
WPL	181,028	240	181,268	239
	414,848	574	415,422	482

IPL’s and WPL’s retail gas customers in the above table are billed under base rates established by the IUB, MPUC or PSCW that include recovery of and a return on investments in gas infrastructure and recovery of costs required to serve customers. Commodity, storage and transportation costs incurred by IPL and WPL are recovered pursuant to natural gas cost recovery mechanisms. In addition to sales of natural gas to retail customers, IPL and WPL provide transportation service to commercial and industrial customers by moving customer-owned gas through Alliant Energy’s distribution systems to the customers’ meters. Revenues are collected for this service pursuant to transportation tariffs. Refer to “Rate Matters” in MDA for discussion of IPL’s and WPL’s recent retail gas rate cases.

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

Competition - Federal and state regulatory policies are in place to bring competition to the gas industry. While the gas utility distribution function is expected to remain a regulated function, sales of the natural gas commodity and related services are subject to competition from third parties. It remains uncertain if, and when, the current economic disincentives for smaller consumption customers to choose an alternative gas commodity supplier may be removed such that the utility business begins to face competition for the sale of gas to those customers.

Gas Supply - IPL and WPL maintain purchase agreements with over 70 suppliers of natural gas from various gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms through March 2015. IPL’s and WPL’s gas supply commitments are primarily market-based.

In more recent years, natural gas prices have fallen to levels not seen in a decade. Prices have fallen largely due to surging supply caused by shale gas production. Given the tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates in the cost of gas sold, the decreased natural gas prices do not have a material impact on their respective gas margins.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. Transportation contracts with Northern Natural Gas Company (NNG), ANR Pipeline (ANR), Natural Gas Pipeline Co. of America (NGPL), Guardian Pipeline (Guardian) and

Northern Border Pipeline (NBPL) allow access to gas supplies located in the U.S. and Canada. Arrangements with Firm Citygate Supplies (FCS) provide IPL with gas delivered directly to its service territory. In 2012, the maximum daily delivery capacity for IPL and WPL was as follows in dekatherms (Dths)):

	NNG	ANR	NGPL	FCS	Guardian	NBPL	Total
IPL	191,669	43,180	78,585	14,000	—	4,085	331,519
WPL	76,056	167,467	—	—	10,000	—	253,523

Refer to Note 1(h) for information relating to utility natural gas cost recovery mechanisms and Note 13(b) for discussion of natural gas commitments in the “Combined Notes to Consolidated Financial Statements.”

Gas Environmental Matters - Alliant Energy is subject to extensive environmental laws and regulations at a federal, state and local level relating to the protection of the environment and health and safety matters, including remediation of former manufactured gas plant sites, as well as those governing air emissions, water discharges, and the management, storage and disposal of hazardous materials. The laws impacting Alliant Energy’s gas operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; National Environmental Policy Act of 1969; Toxic Substances Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act and Emergency Planning and Community Right-to-Know Act of 1986; Endangered Species Act; Occupational Safety and Health Act; National Energy Policy Act, as amended; Federal Insecticide, Fungicide and Rodenticide Act; Hazardous Materials Transportation Act; Pollution Prevention Act, and Department of Homeland Security Appropriations Act, as well as similar state laws, and regulations promulgated thereunder. Alliant Energy regularly obtains federal, state and local permits to assure compliance with environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future. Alliant Energy anticipates that prudently incurred compliance and remediation costs for IPL and WPL will be recoverable, in whole or part, through future rate case proceedings. Refer to Note 13(e) of the “Combined Notes to Consolidated Financial Statements” for discussion of gas environmental matters.

Alliant Energy Corporation

Gas Operating Information	2012	2011	2010	2009	2008
Operating Revenues (in millions):
Residential	$224.3	$269.7	$273.7	$290.8	$385.0
Commercial	124.3	155.1	154.2	174.7	240.5
Industrial	16.7	24.5	27.3	30.7	51.1
Retail subtotal	365.3	449.3	455.2	496.2	676.6
Transportation/other	31.0	27.4	25.4	29.1	33.8
Total	$396.3	$476.7	$480.6	$525.3	$710.4
Gas Sales (000s Dths):
Residential	23,071	26,891	27,128	27,711	30,630
Commercial	17,115	19,271	18,691	20,725	22,461
Industrial	3,068	3,848	4,158	4,558	5,558
Retail subtotal	43,254	50,010	49,977	52,994	58,649
Transportation/other	57,532	52,210	50,408	54,518	60,626
Total	100,786	102,220	100,385	107,512	119,275
Retail Customers at End of Period:
Residential	368,708	367,497	366,261	365,597	365,193
Commercial	45,684	45,667	45,552	45,641	45,413
Industrial	456	496	549	571	584
Total	414,848	413,660	412,362	411,809	411,190
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,794)	5,901	6,745	6,868	7,074	7,636
Madison, Wisconsin (WPL) (normal - 7,089)	5,964	6,992	6,798	7,356	7,714
Revenue per Dth sold to retail customers	$8.45	$8.98	$9.11	$9.36	$11.54
Purchased gas costs per Dth sold to retail customers	$4.94	$5.88	$6.05	$6.47	$8.73

(a)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

Interstate Power and Light Company

Gas Operating Information	2012	2011	2010	2009	2008
Operating Revenues (in millions):
Residential	$126.4	$155.2	$155.6	$168.6	$219.3
Commercial	69.7	87.8	88.4	100.8	137.3
Industrial	12.8	19.0	18.4	25.0	40.4
Retail subtotal	208.9	262.0	262.4	294.4	397.0
Transportation/other	17.8	14.3	11.9	14.4	13.4
Total	$226.7	$276.3	$274.3	$308.8	$410.4
Gas Sales (000s Dths):
Residential	12,955	15,660	15,923	16,072	18,110
Commercial	9,403	10,677	10,596	11,451	13,099
Industrial	2,435	3,023	2,869	3,787	4,539
Retail subtotal	24,793	29,360	29,388	31,310	35,748
Transportation/other	30,992	27,720	28,071	30,398	34,993
Total	55,785	57,080	57,459	61,708	70,741
Retail Customers at End of Period:
Residential	207,121	206,964	206,979	206,937	206,866
Commercial	26,439	26,455	26,470	26,545	26,603
Industrial	260	296	343	359	367
Total	233,820	233,715	233,792	233,841	233,836
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (normal - 6,794)	5,901	6,745	6,868	7,074	7,636
Revenue per Dth sold to retail customers	$8.43	$8.92	$8.93	$9.40	$11.11
Purchased gas cost per Dth sold to retail customers	$4.92	$5.96	$6.05	$6.61	$8.50

(a)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

Wisconsin Power and Light Company

Gas Operating Information	2012	2011	2010	2009	2008
Operating Revenues (in millions):
Residential	$97.9	$114.5	$118.1	$122.2	$165.7
Commercial	54.6	67.3	65.8	73.9	103.2
Industrial	3.9	5.5	8.9	5.7	10.7
Retail subtotal	156.4	187.3	192.8	201.8	279.6
Transportation/other	13.2	13.1	13.5	14.7	20.4
Total	$169.6	$200.4	$206.3	$216.5	$300.0
Gas Sales (000s Dths):
Residential	10,116	11,231	11,205	11,639	12,520
Commercial	7,712	8,594	8,095	9,274	9,362
Industrial	633	825	1,289	771	1,019
Retail subtotal	18,461	20,650	20,589	21,684	22,901
Transportation/other	26,540	24,490	22,337	24,120	25,633
Total	45,001	45,140	42,926	45,804	48,534
Retail Customers at End of Period:
Residential	161,587	160,533	159,282	158,660	158,327
Commercial	19,245	19,212	19,082	19,096	18,810
Industrial	196	200	206	212	217
Total	181,028	179,945	178,570	177,968	177,354
Other Selected Gas Data:
Heating degree days (a):
Madison, Wisconsin (normal - 7,089)	5,964	6,992	6,798	7,356	7,714
Revenue per Dth sold to retail customers	$8.47	$9.07	$9.36	$9.31	$12.21
Purchased gas cost per Dth sold to retail customers	$4.97	$5.77	$6.06	$6.28	$9.08

(a)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

3) OTHER UTILITY OPERATIONS - STEAM - IPL’s Prairie Creek Generating Station is the primary source of steam for IPL’s two high-pressure steam customers. IPL’s largest high-pressure steam customer accounts for approximately 95% of IPL’s steam revenues. This customer is under contract through 2025 for annual steam usage of at least 3.8 million Dths, with certain conditions. IPL’s other high-pressure steam customer is under contract through 2025 for annual steam usage of at least 190,000 Dths, with certain conditions.

D. INFORMATION RELATING TO NON-REGULATED OPERATIONS

Resources manages a portfolio of wholly-owned subsidiaries and additional investments through the following distinct platforms:

Transportation - includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; a barge terminal and hauling services on the Mississippi River; and other transfer and storage services.

Non-regulated Generation - owns the 300 MW, simple-cycle, natural gas-fired Sheboygan Falls Energy Facility near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025, and the 100 MW Franklin County wind project in Franklin County, Iowa, which was placed in service in the fourth quarter of 2012.

Other non-regulated investments - include the Whiting Petroleum Corporation (Whiting) tax sharing agreement receivable discussed in Note 4(b) of the “Combined Notes to Consolidated Financial Statements,” real estate investments, two corporate airplanes and several other modest investments.

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

Our business is significantly impacted by government regulation and legislation - We are subject to extensive regulation by federal and state regulatory authorities, which significantly influences our operations and our ability to timely recover costs from customers and earn appropriate rates of return. In particular, regulatory authorities with jurisdiction over public utilities, including the IUB, the PSCW, the MPUC and FERC, regulate many aspects of our operations. Our operations are also governed by organizations such as the North American Electric Reliability Corporation and MISO. Operations impacted by these regulatory groups include: the rates charged to our customers; our ability to site and construct new generating facilities, such as the proposed natural gas generating facility in Iowa and future wind projects to utilize our remaining available wind sites, and the amount of costs associated therewith that may be recovered from customers; the installation of environmental emission controls equipment and the amount of costs for the construction and maintenance of such equipment that may be recovered from customers; our ability to decommission generating facilities and recover the costs incurred to decommission the facilities and the remaining carrying value of such facilities; the amount of certain sources of energy we must use, such as renewable sources and reductions in energy usage by customers; our ability to purchase generating facilities and the amount of costs associated therewith that may be recovered from customers; the rates paid to transmission operators and the amount of those costs, and how those costs, are recovered from customers; our ability to enter into purchased power agreements, such as the purchased power agreement entered into with NextEra Energy, Inc., and the amount of costs associated therewith, and how those costs are recovered from customers; energy capacity standards and what forms of energy are considered when determining whether we meet those standards; the allocation of expenditures by transmission companies on transmission upgrades and our ability to recover costs associated therewith from customers; safety; the issuance of securities; accounting matters; and transactions between affiliates. These regulatory authorities are also empowered to impose financial penalties and other sanctions if we are found to have violated statutes and regulations governing utility operations. Failure to obtain approvals from regulatory authorities for any of these matters, failure to receive approvals in a timely manner, or receiving approvals with uneconomical conditions may adversely impact our ability to achieve our strategic plan, cause us to record an impairment of our assets, and have a material adverse impact on our financial condition and results of operations.

In addition, our utility financial condition is influenced by how these regulatory authorities establish the rates we can charge our customers, our authorized rates of return and common equity levels, and the amount of deferred costs that may be recovered from customers. Our ability to obtain rate adjustments to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and we cannot assure that rate adjustments will be obtained or authorized rates of return on capital will be earned. In pending and future rate cases, IPL and WPL may not receive an adequate amount of rate relief, rates may be reduced, rate refunds may be required, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, future rates may be temporarily frozen (as is the case for IPL’s retail electric base rates through 2013 and WPL’s retail electric and gas base rates through 2014) and authorized rates of return on capital may be reduced. As a result, we may experience adverse impacts on our financial condition and results of operations. We are unable to predict the impact on our business and operating results from future regulatory activities of any of these agencies.

We are subject to a wide variety of regulations, including and in addition to those described above, which are constantly changing. Changes in regulations or the imposition of additional regulations may require us to incur additional costs or change business operations or our business plan, which may have an adverse impact on our financial condition and results of operations. While we believe we comply with all laws and regulations governing us, state or federal agencies may not agree and may find that our compliance programs are inadequate. Such a finding could cause fines or penalties or could require us to implement new compliance programs, which could increase our costs of compliance and may adversely impact our financial condition.

Provisions of the Wisconsin Utility Holding Company Act (WUHCA) limit our ability to invest in non-utility activities. Takeover attempts by potential purchasers who might be willing to pay a premium for our stock are also limited by certain provisions of WUHCA and the delays and conditions that generally result from the requirement that regulatory authorities approve such a transaction.

Large construction projects are subject to delays and cost increases that may not be recovered from customers - Our strategic plan includes installing environmental control equipment, making other large-scale improvements to our newer and more-efficient coal-fired generating facilities, and construction of a natural gas-fired generating facility. These large construction projects are subject to various risks that could cause costs to increase or cause delays in completion. These risks include changes in costs of materials, equipment, commodities, fuel or labor; shortages in materials, equipment and qualified labor; changes to the scope or timing of the projects; general contractors or subcontractors not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; poor initial cost estimates; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; governmental actions; legal action; unforeseen engineering or technology issues; limited access to capital and other adverse economic conditions. If a construction project is not completed or is delayed, or final costs exceed the costs approved by our regulators, we may not be able to recover all costs for the project in rates and we face increased risk of potential impairment of our investment in the project. Inability to recover costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

We are subject to numerous environmental laws and regulations, compliance with which could be difficult and costly - We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations. These regulations govern air emissions, water quality, cooling water intake structures, wastewater discharges, the generation, transport and disposal of coal combustion products and other solid wastes and hazardous substances, and the clean-up of contaminated sites. These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, which are subject to renewal proceedings and legal challenges. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install emission control equipment at our facilities, clean up spills and correct environmental hazards and other contamination. We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination, including sites of former manufactured gas plants operated by our predecessors. Compliance with these regulations can significantly increase capital spending, operating costs, and plant down-times and can negatively affect the affordability of rates we charge our customers. We cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of any fines or penalties, including the severity of any restriction on our operations) necessary to comply with, or as a result of liabilities under, these environmental laws and regulations, although we expect the expenditures to be material.

Although we believe we comply in all material respects with applicable environmental laws and regulations, we may receive notices of violation from state or federal agencies, as occurred when the EPA issued a notice of violation to WPL in 2009 alleging non-compliance with various permitting requirements under the Clean Air Act. Citizen groups or private individuals that feel environmental regulations are not being sufficiently enforced by regulatory agencies may bring legal action against those regulatory agencies or bring citizen enforcement actions against us. We may be subject to litigation over environmental issues, including claims for property damage or personal injury, or suits by citizen groups alleging violations of environmental requirements. For example, WPL is currently involved in matters in which the Sierra Club is alleging various violations of the Clean Air Act. If we are unsuccessful defending litigation from governmental agencies or citizen groups, we could be subject to restrictions or prohibitions on operating our generation facilities, costly upgrades to our generating facilities, payment of damages or fines, requirements to complete other beneficial environmental projects, and litigation costs, all of which could be material. An adverse result in such legal actions could have a material adverse impact on our financial condition and results of operations.

We are also subject to existing and potential future governmental mandates to provide customers with clean energy, renewable energy and energy conservation offerings. These mandates are designed in part to mitigate the potential environmental impacts of utility operations. Failure to meet the requirements of these mandates may result in fines or penalties, which could have a material adverse effect on our results of operations. If our regulators do not allow us to recover all or a part of the costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

Existing environmental laws or regulations may be revised and new laws or regulations seeking to protect the environment may be adopted or become applicable to us. These revised and new laws or regulations may include regulation of mercury, nitrogen oxide, sulfur dioxide, carbon dioxide (CO2) and other greenhouse gas emissions, particulates, coal ash and other coal combustion products, and cooling water intake structures. Such changes could materially increase our cost of compliance. Our strategic plan was developed in part to comply with certain expected environmental laws and regulations as we anticipate they will be finally adopted. Revision of existing environmental laws or regulations may cause: (1) state utility commissions to not approve our plans to install environmental emission control equipment at our existing generating facilities or not allow us to recover costs of such projects; (2) state utility commissions to not approve costs of emission allowances purchased to comply with environmental regulations that are no longer applicable to our operations; (3) co-owners in our jointly-owned facilities to not agree with our decision to move forward with these projects; or (4) our current plans to not meet new requirements. These outcomes could have a material adverse effect on our financial condition and results of operations.

Actions related to global climate change and reducing greenhouse gases (GHG) emissions could negatively impact us - The primary GHG emitted from our utility operations is CO2 from combustion of fossil fuels at our generating facilities, which are primarily coal-fired facilities. We could incur costs or other obligations to comply with any GHG regulations that are adopted in the future, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits CO2 and other GHGs. Due to the uncertainty of what form CO2 emissions regulations could take, control technologies available to reduce GHG emissions, including CO2, and the unknown nature of potential compliance obligations should climate change regulations be enacted, we cannot provide any assurance regarding the potential impacts any future regulations would have on our operations. The impacts of such proposals could have a material adverse impact on our financial condition and results of operations.

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

Threats of terrorism, cyber attacks, and catastrophic events that could result from terrorism and cyber attacks may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets of both physical and cyber attacks. The risks posed by such attacks could include, among other things, the disruption of, volatility in, or other effects on capital markets, the increased cost of security and insurance; an adverse effect on our ability to generate, purchase or distribute electric energy or obtain fuel sources, and significantly slow growth or a decline in the economy within our service territories, all of which could adversely impact our financial condition and results of operations. In addition, the cost of repairing damage to our generating facilities and infrastructure due to acts of terrorism, and the loss of revenue if such events prevent us from providing utility service to our customers, could adversely impact our financial condition and results of operations. Further, an attack could result in the unauthorized disclosure of confidential information. We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. We have instituted safeguards to protect our operational systems and information technology assets. FERC, through the North American Electric Reliability Corporation, requires certain safeguards be implemented to prevent cyber attacks. The safeguards we have may not always be effective due to the evolving nature of cyber attacks and cyber security. We cannot guarantee that such protections will be completely successful in the event of a cyber attack. If the technology systems were to fail or be breached by a cyber attack or a computer virus, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised.

In connection with our business, we collect and retain personally identifiable information of our customers, shareowners and employees. Our customers, shareowners and employees expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of customer, shareowner, employee or other data by cyber attack or otherwise could result in significant costs, fines or litigation, could adversely impact our reputation, and could adversely impact our financial condition.

We may not be able to fully recover costs related to commodity and transmission prices - The prices that we may obtain for electric energy may not compensate for changes in delivered coal, natural gas or electric energy spot-market costs, or changes in the relationship between such costs and the market prices of electric energy. As a result, we may be unable to pass on the changes in costs to our customers, especially at WPL where we do not have a retail electric automatic fuel cost adjustment clause, which allows more consistent and timely cost recovery. We are heavily exposed to changes in the price and availability of coal because the majority of the electricity generated by us is from our coal-fired generating facilities. We have contracts of varying durations for the supply and transportation of coal for most of our existing generating capability, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts. Further, we currently rely on coal primarily from the Powder River Basin in Wyoming and any disruption of coal production in, or transportation from, that region may cause us to incur additional costs and adversely affect our financial condition and results of operations.

We also have responsibility to supply natural gas to certain natural gas-fired electric generating facilities that we own, which increases our exposure to volatile market prices of natural gas. We have natural gas supply contracts in place, which are generally short-term in duration. The natural gas supply commitments are either fixed price in nature or market-based. As some of the contracts are market-based, and all of the contracts are short-term, we may not be able to purchase natural gas on terms as favorable as the current contracts when the current contracts expire. Further, any disruption of production or transportation of natural gas may cause us to incur additional costs to purchase natural gas that may adversely impact our financial condition and results of operations.

Both IPL and WPL pay for the use of the interstate electric transmission system based upon FERC-regulated rates. The prices that we charge for electric energy may not compensate for changes in transmission costs. As a result, we may be unable to pass on the changes in transmission costs to our customers, especially at WPL where we do not have a retail automatic transmission rider. If the transmission rider at IPL is amended or removed, we may not be able to recover the full transmission costs. Inability to fully recover transmission costs in a timely manner may adversely impact our financial condition and results of operations.

We face risks related to non-regulated operations - We rely on our non-regulated operations for a portion of our earnings. If our non-regulated investments do not perform at expected levels, we could experience diminished earnings. In particular, Franklin County Wind LLC is a non-regulated subsidiary that operates a non-regulated 100 MW wind project in Franklin County, Iowa, referred to as the Franklin County wind project. The Franklin County wind project does not currently have a buyer of its electrical output and its electrical output is being sold into the general market at prevailing market prices. Failure to find a buyer for the output, or selling the output at disadvantageous market prices, may cause the project to lose money or cause an impairment of its assets. Such losses or impairments could adversely impact our financial condition and results of operations.

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategic plan and other long-term business strategies is dependent upon our ability to access the capital markets under competitive terms and rates. We have forecasted capital expenditures of approximately $3.5 billion over the next four years. In 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. More recently, U.S. debt ceiling and fiscal policy concerns, together with continued signs of deteriorating sovereign debt conditions in Europe, could adversely affect the U.S. and global financial markets and economic conditions. In turn, any national economic downturn or disruption of financial markets could reduce our access to capital necessary to execute our strategic plan and for our operations as we may be unable to access the credit markets or may face significantly higher costs of borrowing. We rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, we could pay higher interest rates in future financings, the pool of potential lenders could be reduced, borrowing costs under existing credit facilities could increase, our access to the commercial paper market could be limited, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets or other factors, our financial condition and results of operations could be significantly adversely affected.

We are subject to employee workforce factors that could affect our businesses - We are subject to employee workforce factors, including loss or retirement of key personnel, availability of and our ability to recruit qualified personnel that could affect our businesses and our financial condition and results of operations. Further, our workforce includes employees who are nearing retirement. We need employees with specialized and technical skills in order to achieve our strategic plan. It may be difficult to retain current employees with these specialized skills, especially as they near retirement, and it may be difficult to find new employees with the necessary skills. We are also subject to collective bargaining agreements with approximately 2,200 employees. Our contract with one union representing over 700 of our employees is due to expire in August 2013. Any work stoppage experienced in connections with negotiations of collective bargaining agreements could adversely affect our financial condition and our ability to implement our strategic plan.

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, operator error and compliance with mandatory reliability standards. The operation of our energy delivery infrastructure involves many risks including breakdown or failure of equipment and forest or prairie fires developing from vegetation around our power lines. In addition, the North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems. Further, the transmission system in our utilities’ service territories is constrained, limiting the ability to transmit electric energy within our service territories. The transmission constraints could result in an inability to deliver energy from generating facilities, particularly wind generating facilities, to the national grid, or not being able to access lower cost sources of electric energy. We also have obligations to provide electrical service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

The operation of our natural gas distribution activities also involves many risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses. These risks could result in loss of human life, particularly in highly populated areas, significant damage to property, environmental emissions, impairment of our operations and substantial losses to us. We are also responsible for compliance with new and changing mandatory reliability and safety standards. Failure to meet these standards could result in substantial fines. We also have obligations to provide service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

Storms or other natural disasters may impact our operations in unpredictable ways - Storms and other natural disasters, including events such as floods, tornadoes, blizzards, ice storms, or droughts may adversely impact our ability to generate, purchase or distribute electric energy or obtain fuel sources and may significantly slow growth or cause a decline in the economy within our service territories. Storms and natural disasters may prevent our customers from being able to operate, causing lower sales and revenues, which may not be replaced or recovered in rates. In addition, we could incur large costs to repair damage to our generating facilities and infrastructure, or costs related to environmental remediation, due to storms or natural disasters. The restoration costs may not be fully covered by insurance policies. Damage to assets could also require us to take impairments, such as occurred with our damaged Sixth Street Generating Station after a flood. Some costs may not be recovered in rates, or there could be significant delays in cost recovery. Any of these items could adversely affect our financial condition and results of operations.

We may incur material post-closing adjustments related to past asset and business divestitures - We recently sold RMT, Inc. (RMT), a non-regulated subsidiary. Pursuant to the terms of that sale, we may face unfavorable post-closing adjustments that could be material. In addition, we might be required to make payments on liabilities that we retained pursuant to the terms of the sale. In addition, Alliant Energy continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. Required material post-closing adjustments or payments on retained liabilities or guarantees with respect to RMT or other future asset or business divestitures could have an adverse effect on our financial condition and results of operations.

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

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations for the past few years through tax planning strategies. These tax planning strategies have generated large annual taxable losses and tax credits over the past few years that have resulted in significant federal and state net operating losses (NOL) and federal tax credit carryforwards. We plan to utilize these NOL and tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the NOL and tax credit carryforwards before they expire, we may incur material charges to earnings. If the Internal Revenue Service (IRS) does not agree with the deductions resulting from our tax planning strategies, our results of operations may be adversely impacted. We are also expecting the IRS will publish guidance in the future which may compel us to change our tax methods of accounting related to certain of these tax planning strategies. Changes in our tax methods of accounting to comply with updated guidance could result in fewer deductions and material charges to our earnings due to the accounting impacts of rate making practices in Iowa, which could adversely impact our financial condition and results of operations.

Our utility business currently operates wind generating facilities which generate material production tax credits for us to use to reduce our federal tax obligations. The amount of production tax credits we earn is dependent on the level of electricity output generated by our wind projects. Significant transmission constraints, adverse weather conditions and breakdown or failure of equipment could significantly reduce the production tax credits generated by our wind projects resulting in a material adverse impact on our financial condition and results of operations.

Lastly, if corporate tax rates were changed with future federal or state legislation, we may be required to take material charges against earnings.

Poor performance of pension and other postretirement plan investments could negatively impact our financial condition - We have pension and other postretirement benefits plans that provide benefits to a large portion of our employees and retirees. Costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. The recent recession and volatility in the domestic and international financial markets have affected the asset values of our pension plans. Future losses of asset values may necessitate accelerated funding of the plans in the future to meet minimum federal government requirements. Downward pressure on the asset values of our pension plans may require us to fund obligations earlier than originally planned, which would have an adverse impact on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

IPL - At December 31, 2012, IPL’s electric generating facilities by primary fuel type were as follows. Generating capacity is based upon the capacity of the generating stations included in MISO’s resource adequacy process for the planning period from June 2012 to May 2013.

		No.		Primary	Generating
		Of	In-service	Dispatch	Capacity
Name of Generating Facility	Location	Units	Dates	Type (a)	in MW
Ottumwa Generating Station (Unit 1)	Ottumwa, IA	1	1981	BL	294	(b)
Lansing Generating Station (Units 3-4)	Lansing, IA	2	1957-1977	BL	221	(c)	(d)
M.L. Kapp Generating Station (Unit 2)	Clinton, IA	1	1967	BL	179
Burlington Generating Station (Unit 1)	Burlington, IA	1	1968	BL	171
George Neal Generating Station (Unit 4)	Sioux City, IA	1	1979	BL	160	(e)
George Neal Generating Station (Unit 3)	Sioux City, IA	1	1975	BL	130	(f)
Prairie Creek Generating Station (Units 1,3,4)	Cedar Rapids, IA	3	1958-1997	BL	120
Louisa Generating Station (Unit 1)	Louisa, IA	1	1983	BL	29	(g)
Total Coal							1,304
Emery Generating Station (Units 1-3)	Mason City, IA	3	2004	IN	499
Fox Lake Generating Station (Units 1,3)	Sherburn, MN	2	1950-1962	IN	70	(c)	(d)
Sutherland Generating Station (Units 1,3)	Marshalltown, IA	2	1955-1961	IN	79	(d)
Dubuque Generating Station (Units 3-4)	Dubuque, IA	2	1952-1959	IN	57	(d)
Burlington Combustion Turbines (Units 1-4)	Burlington, IA	4	1994-1996	PK	62	(d)
Grinnell Combustion Turbines (Units 1-2)	Grinnell, IA	2	1990-1991	PK	40	(d)
Red Cedar Combustion Turbine (Unit 1)	Cedar Rapids, IA	1	1996	PK	13
Total Gas							820
Marshalltown Combustion Turbines (Units 1-3)	Marshalltown, IA	3	1978	PK	162
Lime Creek Combustion Turbines (Units 1-2)	Mason City, IA	2	1991	PK	38
Centerville Combustion Turbines (Units 1-2)	Centerville, IA	2	1990	PK	29	(d)
Diesel Stations	Iowa and Minnesota	9	1963-1996	PK	13	(d)
Total Oil							242
Whispering Willow - East	Franklin Co., IA	121	2009	IN	—	(h)
Total Wind							—
Total generating capacity							2,366

(a)
Base load units (BL) are designed for nearly continuous operation at or near full capacity to provide the system base load. Intermediate units (IN) follow system load changes with frequent starts and curtailments of output during low demand. Peaking units (PK) are generally low efficiency, quick response units run only when there is high demand.

(b)	Represents IPL’s 48% ownership interest in this 613 MW generating station, which is operated by IPL.

(c)
Capacity testing required by MISO’s resource adequacy process was not able to be completed for Lansing Generating Station Unit 3 and Fox Lake Generating Station Unit 1 resulting in no capacity being credited to these units for the planning period from June 2012 to May 2013.

(d)	Refer to “Strategic Overview - Generation Plans - Coal-Fired Generation - Plant Retirements or Fuel Switching” in MDA for discussion of EGUs that may be retired in the next five years.

(e)	Represents IPL’s 25.695% ownership interest in this 623 MW generating station, which is operated by MidAmerican Energy Company (MidAmerican).

(f)	Represents IPL’s 28% ownership interest in this 464 MW generating station, which is operated by MidAmerican.

(g)	Represents IPL’s 4% ownership interest in this 725 MW generating station, which is operated by MidAmerican.

(h)
Represents 0% of the capacity of this 200 MW wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2012 to May 2013. The 0% allocation resulted from the lack of firm transmission at this wind site during the planning period from June 2012 to May 2013.

At December 31, 2012, IPL owned approximately 19,728 miles of overhead electric distribution line and 2,777 miles of underground electric distribution cable, as well as 712 substation distribution transformers, substantially all of which are located in Iowa and Minnesota. IPL sold its electric transmission assets in 2007. IPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At December 31, 2012, IPL’s gas distribution facilities included approximately 5,034 miles and 237 miles of gas mains located in Iowa and Minnesota, respectively. IPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment.

WPL - At December 31, 2012, WPL’s electric generating facilities by primary fuel type were as follows. Generating capacity is based upon the capacity of the generating stations included in MISO’s resource adequacy process for the planning period from June 2012 to May 2013.

		No.		Primary	Generating
		Of	In-service	Dispatch	Capacity
Name of Generating Facility	Location	Units	Dates	Type (a)	in MW
Columbia Energy Center (Units 1-2)	Portage, WI	2	1975-1978	BL	482	(b)
Edgewater Generating Station (Unit 5)	Sheboygan, WI	1	1985	BL	399
Edgewater Generating Station (Unit 4)	Sheboygan, WI	1	1969	BL	204	(c)	(d)
Nelson Dewey Generating Station (Units 1-2)	Cassville, WI	2	1959-1962	IN	193	(d)
Edgewater Generating Station (Unit 3)	Sheboygan, WI	1	1951	IN	70	(d)
Total Coal							1,348
Riverside Energy Center (Units 1-3)	Beloit, WI	3	2004	IN	572	(e)
Neenah Energy Facility (Units 1-2)	Neenah, WI	2	2000	PK	295
South Fond du Lac Combustion Turbines	Fond du Lac, WI	2	1994	PK	149	(f)
Rock River Combustion Turbines (Units 3-6)	Beloit, WI	4	1967-1972	PK	134
Sheepskin Combustion Turbine (Unit 1)	Edgerton, WI	1	1971	PK	33
Total Gas							1,183
Cedar Ridge	Fond du Lac Co., WI	41	2008	IN	7	(g)
Bent Tree - Phase I	Freeborn Co., MN	77	2010-2011	IN	—	(h)
Total Wind							7
Prairie du Sac Hydro Plant	Prairie du Sac, WI	8	1914-1940	IN	—	(i)
Kilbourn Hydro Plant	Wisconsin Dells, WI	4	1926-1939	IN	—	(i)
Total Hydro							—
Total generating capacity							2,538

(a)
BL are designed for nearly continuous operation at or near full capacity to provide the system base load. IN follow system load changes with frequent starts and curtailments of output during low demand. PK are generally low efficiency, quick response units run only when there is high demand.

(b)	Represents WPL’s 46.2% ownership interest in this 1,043 MW generating station, which is operated by WPL.

(c)	Represents WPL’s 68.2% ownership interest in this 299 MW generating station, which is operated by WPL.

(d)
Refer to “Strategic Overview - Generation Plans - Coal-Fired Generation - Plant Retirements or Fuel Switching” in MDA for discussion of EGUs that may be retired or changed from coal-fired to an alternative fuel source in the next five years.

(e)
In December 2012, WPL purchased Riverside, a 600 MW natural gas-fired electric generating facility. WPL was credited 572 MW of capacity for this facility during the period from February 2013 to May 2013 based upon the MISO resource adequacy process. WPL is utilizing 497 MW of the accredited capacity from Riverside to satisfy its PRM requirements and has sold 75 MW of the accredited capacity to a third-party with a PPA.

(f)	Represents Units 2 and 3, which WPL owns. WPL also operates South Fond du Lac Combustion Turbines Units 1 and 4.

(g)
Represents 10% of the capacity of this 68 MW wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2012 to May 2013.

(h)
Represents 0% of the capacity of this 200 MW wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2012 to May 2013. The 0% allocation resulted from the lack of firm transmission at this wind site during the planning period from June 2012 to May 2013.

(i)
No capacity was credited to these facilities for the planning period from June 2012 to May 2013. It is expected that the hydro facilities will be credited capacity for the planning period from June 2013 to May 2014.

At December 31, 2012, WPL owned approximately 16,422 miles of overhead electric distribution line and 4,962 miles of underground electric distribution cable, as well as 298 substation distribution transformers, substantially all of which are located in Wisconsin. In 2001, WPL’s electric transmission assets were transferred to ATC. WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At December 31, 2012, WPL’s gas distribution facilities included approximately 4,084 miles of gas mains located in Wisconsin. WPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. Refer to Note 3(b) of the “Combined Notes to Consolidated Financial Statements” for information regarding WPL’s lease of the Sheboygan Falls Energy Facility from Resources’ Non-regulated Generation business.

Resources - Resources’ principal properties included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at December 31, 2012 were as follows:

Non-regulated Generation - includes a 300 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that is leased to WPL, and the 100 MW Franklin County wind project in Franklin County, Iowa that was placed in service in the fourth quarter of 2012. The Sheboygan Falls Energy Facility was credited with 282 MW of generating capacity for MISO’s resource adequacy process for the planning period from June 2012 to May 2013.

Transportation - includes a short-line railway in Iowa with 114 railroad track miles, 12 active locomotives and 122 railcars; and a barge terminal on the Mississippi River.

Other non-regulated investments - includes two airplanes and real estate investments.

Corporate Services
Corporate Services’ property included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at December 31, 2012 consisted primarily of computer software and the corporate headquarters building, which was purchased in 2012 at the expiration of the lease term.

ITEM 3. LEGAL PROCEEDINGS

Alliant Energy - None.

IPL - None.

WPL -
Air Permitting Violation Claims - Refer to Note 13(c) of the “Combined Notes to Consolidated Financial Statements” for discussion of air permitting violation claims related to WPL’s Edgewater Generating Station, Nelson Dewey Generating Station and Columbia Energy Center.

Environmental Matters
Additional information required by Item 3 with regard to environmental matters is included in “Information Relating to Utility Operations” in Item 1 Business, “Environmental Matters” in MDA and Note 13(e) of the “Combined Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.

Rate Matters
The information required by Item 3 with regard to rate matters is included in “Information Relating to Alliant Energy on a Consolidated Basis - Regulation” and “Information Relating to Utility Operations” in Item 1 Business, Notes 1(b), 1(h) and 2 of the “Combined Notes to Consolidated Financial Statements” and “Rate Matters” in MDA, which information is incorporated herein by reference.

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

Executive Officers of Alliant Energy
Patricia L. Kampling, 53, has served as a director since January 2012, and as Chairman of the Board, President and Chief Executive Officer (CEO) since April 2012. She previously served as President and Chief Operating Officer since February 2011, as Executive Vice President (EVP) and Chief Financial Officer (CFO) from September 2010 to February 2011, as EVP-CFO and Treasurer from January 2010 to September 2010, as Vice President (VP)-CFO and Treasurer from January 2009 to January 2010, and as VP and Treasurer from January 2007 to January 2009.
Thomas L. Aller, 63, was elected Senior VP-Operations Support effective January 2013. He previously served as Senior VP-Energy Resource Development since January 2009 and as Senior VP-Energy Delivery from January 2004 to January 2009.
Thomas L. Hanson, 59, was elected Senior VP and CFO effective January 2013. He previously served as VP and CFO since May 2011, as VP-CFO and Treasurer from February 2011 to May 2011, as VP-Chief Accounting Officer (CAO) and Treasurer from September 2010 to February 2011, and as VP-Controller and CAO from January 2007 to September 2010.
John O. Larsen, 49, was elected Senior VP-Generation effective January 2010. He previously served as VP-Generation since August 2008 and as VP-Technical and Integrated Services from January 2004 to August 2008.
James H. Gallegos, 52, was elected VP and General Counsel effective November 2010. He previously served as VP and Corporate General Counsel of BNSF Railway Company, a subsidiary of Burlington Northern and Santa Fe Corporation from April 2003 to April 2010.
Robert J. Durian, 42, was elected Controller and CAO effective February 2011. He previously served as Controller since September 2010, as Assistant Controller from March 2009 to September 2010 and as Director of Financial Reporting from February 2006 to March 2009.

Executive Officers of IPL
Patricia L. Kampling, 53, has served as a director since January 2012, and as Chairman of the Board and CEO since April 2012.
Thomas L. Aller, 63, was elected President effective January 2004.
Thomas L. Hanson, 59, was elected Senior VP and CFO effective January 2013.
John O. Larsen, 49, was elected Senior VP-Generation effective January 2010.
James H. Gallegos, 52, was elected VP and General Counsel effective November 2010.
Robert J. Durian, 42, was elected Controller and CAO effective February 2011.

Executive Officers of WPL
Patricia L. Kampling, 53, has served as a director since January 2012, and as Chairman of the Board and CEO since April 2012.
John O. Larsen, 49, was elected President effective December 2010.
Thomas L. Aller, 63, was elected Senior VP-Operations Support effective January 2013.
Thomas L. Hanson, 59, was elected Senior VP and CFO effective January 2013.
James H. Gallegos, 52, was elected VP and General Counsel effective November 2010.
Robert J. Durian, 42, was elected Controller and CAO effective February 2011.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price - Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2012			2011
Quarter	High	Low	Dividend	High	Low	Dividend
First	$44.57	$41.86	$0.45	$40.68	$36.78	$0.425
Second	46.00	42.00	0.45	42.14	37.84	0.425
Third	47.65	42.95	0.45	42.09	33.91	0.425
Fourth	45.66	42.21	0.45	44.49	36.82	0.425
Year	47.65	41.86	1.80	44.49	33.91	1.70

Stock closing price at December 31, 2012: $43.91

Shareowners - At December 31, 2012, there were 32,374 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

Dividends - In November 2012, Alliant Energy announced an increase in its targeted 2013 annual common stock dividend to $1.88 per share, which is equivalent to a quarterly rate of $0.47 share, beginning with the February 15, 2013 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from its Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Alliant Energy does not have any significant common stock dividend restrictions. Refer to Note 7 of the “Combined Notes to Consolidated Financial Statements” for information about IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2012 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	3,324	$44.40	—	N/A
November 1 to November 30	2,284	42.39	—	N/A
December 1 to December 31	14	44.54	—	N/A
	5,622	43.58	—

(a)
All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Financial Information

Alliant Energy	2012 (a)	2011 (a)	2010 (a)	2009 (b)	2008
	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,094.5	$3,221.4	$3,262.1	$3,133.2	$3,272.3
Income from continuing operations, net of tax	340.8	341.4	310.2	130.3	284.5
Income (loss) from discontinued operations, net of tax	(5.1)	(19.5)	(3.9)	(0.6)	22.2
Net income	335.7	321.9	306.3	129.7	306.7
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	324.9	323.1	291.5	111.6	265.8
Income (loss) from discontinued operations, net of tax	(5.1)	(19.5)	(3.9)	(0.6)	22.2
Net income	319.8	303.6	287.6	111.0	288.0
Common Stock Data:
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$2.93	$2.92	$2.64	$1.01	$2.41
Income (loss) from discontinued operations, net of tax	($0.04)	($0.18)	($0.04)	$—	$0.20
Net income	$2.89	$2.74	$2.60	$1.01	$2.61
Common shares outstanding at year-end (000s)	110,987	111,019	110,894	110,656	110,449
Dividends declared per common share	$1.80	$1.70	$1.58	$1.50	$1.40
Market value per share at year-end	$43.91	$44.11	$36.77	$30.26	$29.18
Book value per share at year-end	$28.25	$27.14	$26.09	$25.06	$25.56
Market capitalization at year-end	$4,873.4	$4,897.0	$4,077.6	$3,348.5	$3,222.9
Other Selected Financial Data:
Cash flows from operating activities	$841.1	$702.7	$984.9	$657.1	$338.2
Construction and acquisition expenditures	$1,158.1	$673.4	$866.9	$1,202.6	$879.0
Total assets at year-end	$10,785.5	$9,687.9	$9,282.9	$9,036.0	$8,201.5
Long-term obligations, net	$3,141.5	$2,708.0	$2,710.3	$2,512.2	$1,887.1
Times interest earned before income taxes (c)	3.75X	3.59X	3.81X	1.80X	4.30X
Capitalization ratios:
Common equity	47%	50%	49%	49%	56%
Preferred stock of subsidiaries	3%	3%	4%	4%	5%
Long- and short-term debt	50%	47%	47%	47%	39%
Total	100%	100%	100%	100%	100%

(a)	Refer to “Alliant Energy’s Results of Operations” in MDA for discussion of the 2012, 2011 and 2010 results of operations.

(b)	In 2009, Alliant Energy incurred $203 million of pre-tax losses related to the repurchase of its 2.5% Exchangeable Senior Notes due 2030.

(c)
Represents the sum of income from continuing operations before income taxes plus interest expense, divided by interest expense. The calculation does not consider the “Loss on early extinguishment of debt” that Alliant Energy has incurred as part of interest expense.

IPL	2012 (a)	2011 (a)	2010 (a)	2009	2008
	(in millions)
Operating revenues	$1,650.3	$1,740.1	$1,795.8	$1,708.0	$1,758.0
Net income	150.2	139.3	143.4	153.0	141.6
Earnings available for common stock	137.6	124.3	128.0	137.6	126.2
Cash dividends declared on common stock	122.9	73.4	—	—	29.1
Cash flows from operating activities	291.0	366.9	549.6	373.2	113.7
Total assets	5,457.0	5,093.5	4,937.6	4,892.2	4,210.9
Long-term obligations, net	1,361.7	1,311.0	1,310.6	1,160.9	996.8

(a)	Refer to “IPL’s Results of Operations” in MDA for a discussion of the 2012, 2011 and 2010 results of operations.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

WPL	2012 (a)	2011 (a)	2010 (a)	2009	2008
	(in millions)
Operating revenues	$1,392.0	$1,434.4	$1,423.6	$1,386.1	$1,465.8
Net income	165.7	163.5	152.3	89.5	118.4
Earnings available for common stock	162.4	160.2	149.0	86.2	115.1
Cash dividends declared on common stock	112.0	112.1	109.5	91.0	91.3
Cash flows from operating activities	427.4	428.8	372.4	305.8	239.7
Total assets	4,762.6	4,044.0	3,889.6	3,681.4	3,265.5
Long-term obligations, net	1,436.1	1,190.7	1,193.7	1,146.3	899.0

(a)	Refer to “WPL’s Results of Operations” in MDA for a discussion of the 2012, 2011 and 2010 results of operations.

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

Alliant Energy

Utility and Corporate Services		Non-regulated and Parent (a)
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (WPL)		- Parent Company
- Electric and gas services in MN (IPL)
- Corporate Services

(a)	In January 2013, Alliant Energy sold its remaining interest in RMT, Inc. (RMT).

Utility and Corporate Services - IPL and WPL own a portfolio of electric generating facilities located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. The output from these generating facilities, supplemented with purchased power, is used to provide electric service to approximately 1 million electric customers in the upper Midwest. The utility business also procures natural gas from various suppliers to provide service to approximately 415,000 retail gas customers in the upper Midwest. Alliant Energy’s utility business is its primary source of earnings and cash flows. The earnings and cash flows from the utility and Corporate Services business are sensitive to various external factors including, but not limited to, the amount and timing of rates approved by regulatory authorities, the impact of weather and economic conditions on electric and gas sales volumes and other factors listed in “Risk Factors” in Item 1A and “Forward-looking Statements.”

Non-regulated Business and Parent - Resources manages various businesses including Transportation (short-line railway and barge transportation services), Non-regulated Generation (electric generating facilities management) and several other modest investments. Parent includes the operations of Alliant Energy (parent holding company).

Financial Results - Alliant Energy’s earnings per weighted average common share (EPS) attributable to Alliant Energy common shareowners for 2012 and 2011 were as follows:

	2012	2011
Income from continuing operations	$2.93	$2.92
Loss from discontinued operations	(0.04)	(0.18)
Net income	$2.89	$2.74

Additional details regarding Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners were as follows (dollars in millions, except per share amount):

	2012		2011
	Net Income	EPS	Net Income	EPS
Continuing operations:
Utility and Corporate Services	$304.8	$2.75	$284.5	$2.57
Non-regulated and parent	20.1	0.18	38.6	0.35
Income from continuing operations	324.9	2.93	323.1	2.92
Loss from discontinued operations	(5.1)	(0.04)	(19.5)	(0.18)
Net income	$319.8	$2.89	$303.6	$2.74

The table above includes utility and Corporate Services, and non-regulated and parent EPS from continuing operations, which are non-GAAP (accounting principles generally accepted in the United States of America (U.S.)) financial measures. Alliant Energy believes utility and Corporate Services, and non-regulated and parent EPS from continuing operations are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s management also uses utility and Corporate Services EPS from continuing operations to determine performance-based compensation.

Utility and Corporate Services - Higher income from continuing operations in 2012 compared to 2011 was primarily due to:

•	$0.12 per share related to income tax impacts at IPL due to Iowa rate-making practices associated with mixed service costs and repairs projects;

•	$0.07 per share of impairment charges in 2011;

•	$0.06 per share of net regulatory-related charges from IPL’s Minnesota retail electric rate case decision in 2011;

•	$0.06 per share of lower generation operation and maintenance expenses;

•	$0.05 per share of higher electric margins from changes in the recovery of electric production fuel and energy purchases costs at WPL;

•	$0.05 per share of additional benefits costs related to an amendment to the Alliant Energy Cash Balance Pension Plan (Cash Balance Plan) in 2011; and

•	$0.05 per share of higher allowance for funds used during construction (AFUDC) in 2012 compared to 2011, primarily due to emission controls projects.

These items were partially offset by:

•	$0.14 per share of state income tax charges in the first quarter of 2012 due to changes in state apportionment projections caused by Alliant Energy’s planned sale of the RMT business;

•	$0.08 per share of higher depreciation expense in 2012 compared to 2011; and

•	$0.07 per share of higher purchased electric capacity expenses related to nuclear purchased power agreements (PPAs) in 2012 compared to 2011.

Non-regulated and parent - Lower income from continuing operations in 2012 compared to 2011 was primarily due to $0.17 per share of tax benefits in 2011 from Wisconsin tax legislation.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during 2012, 2011 and 2010.

Strategic Overview
Alliant Energy’s, IPL’s and WPL’s strategic plan focuses on their core business of delivering regulated electric and natural gas service in Iowa, Wisconsin, and Minnesota. The strategic plan is built upon three key elements: competitive costs, safe and reliable service and balanced generation. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2012 and early 2013 include:

•
April 2012 - IPL and MidAmerican Energy Company (MidAmerican) each filed an updated Emissions Plan and Budget (EPB) with the Iowa Utilities Board (IUB). IPL’s EPB includes emission controls projects for Ottumwa Unit 1 and Lansing Unit 4. MidAmerican’s EPB includes emission controls projects for George Neal Units 3 and 4. Alliant Energy and IPL currently expect the IUB to issue their decisions on IPL’s and MidAmerican’s EPBs in the first quarter of 2013.

•
July 2012 - WPL announced plans to retire Edgewater Unit 3 and Nelson Dewey Units 1 and 2 by December 31, 2015, and fuel switch or retire Edgewater Unit 4 by December 31, 2018, subject to necessary approvals.

•
July 2012 - WPL filed a Certificate of Authority (CA) application with the Public Service Commission of Wisconsin (PSCW) to install a scrubber and baghouse system at Edgewater Unit 5 to reduce sulfur dioxide (SO2) emissions at the generating facility. WPL expects a decision from the PSCW regarding this emission controls project by the second quarter of 2013. Subject to regulatory approval of the project and the timing of such approvals, WPL expects to begin construction of the project in 2014 and place it in service in 2016.

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

•
November 2012 - IPL filed for regulatory approvals to construct an approximate 600 megawatt (MW) natural gas-fired combined-cycle electric generating facility in Marshalltown, Iowa, referred to as the Marshalltown Generating Station.

These filings included an Application for a Generation Facility Citing Certificate and an advanced rate-making principles filing, which are both required to be approved by the IUB prior to construction of the new facility. The advanced rate-making principles filing included a fixed cost cap of $700 million, excluding AFUDC and transmission upgrade costs, and a return on common equity of 11.25%. IPL expects to receive decisions on the required regulatory approvals for the new facility in the fourth quarter of 2013. Subject to regulatory approvals of the new facility and the timing of such approvals, IPL expects to begin construction of the facility in 2014 and place it in service by the second quarter of 2017.

•
November 2012 - IPL filed an Energy Efficiency Plan (EEP) for 2014 through 2018 with the IUB. The EEP includes proposed spending of approximately $400 million for electric and natural gas energy efficiency programs in Iowa from 2014 through 2018, and aspires to conserve electric and gas usage equal to that of more than 100,000 homes.

•
December 2012 - WPL purchased the Riverside Energy Center (Riverside), a 600 MW natural gas-fired electric generating facility in Beloit, Wisconsin, from a subsidiary of Calpine Corporation. The purchase price, including certain transaction-related costs, was $403.5 million. WPL’s purchase of Riverside replaced the 490 MW of electricity output previously obtained from the Riverside PPA to meet the long-term energy needs of its customers.

•	December 2012 - Resources’ Franklin County wind project was completed and began generating electricity.

•
January 2013 - The IUB issued an order allowing IPL to move forward with a proposed PPA that was recently negotiated with NextEra Energy Resources, LLC (NER), a subsidiary of NextEra Energy, Inc., for the purchase of capacity and energy generated by the Duane Arnold Energy Center (DAEC) located near Palo, Iowa. The IUB’s January 2013 order authorized IPL to recover the Iowa retail portion of the cost of the proposed PPA from Iowa retail electric customers through the energy adjustment clause.

Refer to “Strategic Overview” for additional details regarding these and other strategic plan developments.

Rate Matters
Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by the Federal Energy Regulatory Commission (FERC), which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2012 and early 2013 include:

•
May 2012 - IPL filed a request with the IUB to increase annual rates for its Iowa retail gas customers. IPL’s request included a proposal to utilize approximately $36 million of regulatory liabilities over a three-year period to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012. In November 2012, the IUB approved a settlement agreement between IPL, the Iowa Office of Consumer Advocate (OCA) and the Iowa Consumers Coalition, which includes a final increase in annual rates for IPL’s Iowa retail gas customers of $11 million, or approximately 4%, effective January 10, 2013, a 9.6% return on common equity after the application of double leverage and adoption of IPL’s proposed gas tax benefit rider.

•
May 2012 - The PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2013 as a result of a recently completed depreciation study. The updated depreciation rates reflect recovery of the remaining net book value of Nelson Dewey Units 1 and 2, and Edgewater Unit 3 over a 10-year period beginning January 1, 2013. In February 2013, the PSCW issued an order approving WPL’s request to implement new depreciation rates for Riverside, effective January 1, 2013.

•
July 2012 - WPL received an order from the PSCW authorizing WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The order also granted WPL authority to maintain customer base rates for its retail electric customers at their current levels through the end of 2014. Recovery of the costs for the planned acquisition of Riverside, the selective catalytic reduction (SCR) project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 is included in the order. The order also included a return on common equity of 10.4% and the following related provisions: (1) WPL may request a change in retail base rates if its annual return on common equity falls below 8.5%; and (2) WPL must defer a portion of its earnings if its annual return on common equity exceeds 10.65%. The amount of earnings WPL must defer is equal to 50% of its excess earnings between 10.66% and 11.40% and 100% of any excess earnings above 11.40%.

•
December 2012 - WPL received an order from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 3%, effective January 1, 2013 as a result of decreases in fuel-related costs expected in 2013. WPL’s 2013 fuel-related costs will be subject to an annual bandwidth of plus or minus 2%.

•
January 2013 - The IUB authorized IPL to recover the Iowa retail portion of the costs of its proposed DAEC PPA from Iowa retail electric customers through the energy adjustment clause beginning February 22, 2014. The IUB is encouraging IPL to continue discussions with parties to the proposed DAEC PPA proceeding to resolve concerns expressed by such parties during the proceeding. If IPL is unable to reach an agreement with the parties to resolve their concerns, IPL commits to file an Iowa retail electric base rate case in the first quarter of 2014 and agrees to subject its Iowa retail electric base rates to potential refund beginning February 22, 2014 if the IUB orders a rate decrease from such rate case. If IPL fails to file an Iowa retail electric base rate case in the first quarter of 2014, the amount of costs IPL will be allowed to recover from its Iowa electric retail customers through the energy adjustment clause will be reduced by $12 million each month until temporary rates are set in IPL’s next Iowa retail electric base rate proceeding.

•
February 2013 - IPL received an order from the IUB approving the final amount of the regulatory liability from tax benefits for the electric tax benefit rider and a $24 million revenue requirement adjustment to be recognized during 2013.

Refer to “Rate Matters” for additional details regarding these and other regulatory developments.

Environmental Matters
Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2012 that may impact Alliant Energy, IPL and WPL include:

•
April 2012 - The U.S. Environmental Protection Agency (EPA) published proposed New Source Performance Standards (NSPS) for greenhouse gases (GHG), including carbon dioxide (CO2) emissions from new fossil-fueled electric generating units (EGUs) larger than 25 MW (not including simple-cycle combustion turbines), with an output-based emissions rate limitation of 1,000 pounds of CO2 per megawatt-hour (MWh). This emissions rate limitation is expected to be effective upon the EPA’s issuance of the final rule in the second quarter of 2013. The proposed NSPS for new EGUs is expected to apply to IPL’s proposed construction of the Marshalltown Generating Station.

•
May 2012 - The EPA issued a final ozone National Ambient Air Quality Standard (NAAQS) rule that classifies Sheboygan County in Wisconsin as marginal non-attainment, which requires this area to achieve the eight-hour ozone NAAQS of a level of 0.075 parts per million (ppm) by December 2015. WPL operates Edgewater and the Sheboygan Falls Energy Facility in Sheboygan County, Wisconsin.

•
August 2012 - The U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) vacated the Cross-State Air Pollution Rule (CSAPR) and remanded it for further revision to the EPA. The D.C. Circuit Court order required the EPA to continue administering the Clean Air Interstate Rule (CAIR) pending the promulgation of a valid replacement for CSAPR. In January 2013, the D.C. Circuit Court denied the EPA’s request for rehearing of the decision that vacated and remanded CSAPR for further revision. Petitioners may seek the Supreme Court’s review of this decision, and during the interim, CAIR remains effective.

•
December 2012 - The EPA issued a final rule revising the fine particle primary NAAQS (PM2.5 NAAQS), which strengthens the annual standard from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3. The EPA is expected to designate non-attainment areas for the revised annual PM2.5 NAAQS by December 2015.

•
December 2012 - The D.C. Circuit Court denied a request by petitioners for rehearing of the decision that upheld the EPA’s ability to regulate GHG. As a result, the EPA’s GHG regulations remain effective as well as the EPA’s ability to issue additional requirements to reduce GHG emissions. Petitioners may seek the Supreme Court’s review of this decision.

Refer to “Environmental Matters” for additional details regarding these and other environmental developments.

Legislative Matters
Alliant Energy, IPL and WPL monitor various legislative developments, including those relating to energy, tax, financial and other matters. Recent key legislative developments impacting Alliant Energy, IPL and WPL during early 2013 include:

•
January 2013 - The American Taxpayer Relief Act of 2012 (the ATR Act) was enacted. The most significant provision of the ATR Act for Alliant Energy, IPL and WPL relates to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through December 31, 2013.

Refer to “Legislative Matters” for additional details regarding this legislative development.

Liquidity and Capital Resources
Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plan and to meet their long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL during 2012 and early 2013 include:

•	March 2012 - IPL extended through March 2014 the purchase commitment from the third-party financial institution to which it sells its receivables.

•
September 2012 - Corporate Services issued $75 million of 3.45% senior notes due 2022. The proceeds were used to repay short-term debt primarily incurred for the purchase of the corporate headquarters building and for general working capital purposes.

•
November 2012 - Alliant Energy announced an increase in its targeted 2013 annual common stock dividend to $1.88 per share, which is equivalent to a quarterly rate of $0.47 per share, beginning with the February 15, 2013 dividend payment.

•	November 2012 - WPL issued $250 million of 2.25% debentures due 2022. The proceeds were used by WPL to fund a portion of the purchase price of Riverside.

•
December 2012 - Franklin County Holdings, LLC borrowed $60 million under a variable-rate term loan credit agreement that exists through 2014. The proceeds were used to fund a portion of the costs of the Franklin County wind project.

•
December 2012 - At December 31, 2012, Alliant Energy and its subsidiaries had $733 million of available capacity under their revolving credit facilities, $20 million of available capacity at IPL under its sales of accounts receivable program and $21 million of cash and cash equivalents.

•	January 2013 - Standard & Poor’s Ratings Services raised Alliant Energy’s, IPL’s and WPL’s credit ratings.

•
February 2013 - IPL announced it will redeem all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock in March 2013 at par value for approximately $150 million plus accrued and unpaid dividends to the redemption date. WPL announced it will redeem all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock in March 2013 for approximately $61 million plus accrued and unpaid dividends to the redemption date.

Refer to “Liquidity and Capital Resources” for additional details regarding these and other financing developments and material commitments of capital expenditures.

Other Matters
Other key developments in 2012 that could impact Alliant Energy’s, IPL’s or WPL’s future financial condition or results of operations are as follows:

•
September 2012 - ITC Midwest LLC (ITC) and ATC finalized their respective Attachment “O” rates they propose to charge their customers in 2013 for electric transmission services. The increase in ITC’s and ATC’s Attachment “O” rates, as well as Midwest Independent Transmission System Operator (MISO) transmission charges for shared transmission projects, are expected to contribute to material increases in future electric transmission service charges for IPL and WPL. Alliant Energy, IPL and WPL currently estimate their electric transmission service expenses in 2013 will be approximately $70 million, $60 million and $10 million, respectively, higher than the comparable expenses in 2012. A significant portion of the increase in IPL’s electric transmission service expenses is expected to be offset with increases in electric revenues resulting from the automatic transmission cost recovery rider approved by the IUB and implemented in 2011. Recovery of a significant portion of the increases in WPL’s electric transmission service expenses for 2013 and 2014 was requested as part of WPL’s retail electric and gas rate case for the 2013/2014 test period.

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

Competitive Costs - Providing competitive and predictable energy costs for customers is a key element of the strategic plan. Alliant Energy, IPL and WPL are aware that the majority of their costs become part of rates charged to their customers and any rate increase has an impact on their customers. Given that potential public policy changes and resulting increases in future energy costs are possible, Alliant Energy, IPL and WPL are focused on controlling their costs with the intent of providing competitive rates to their customers. Alliant Energy and IPL have also proposed tax benefit riders, which utilize tax benefits from income tax strategies to provide credits on Iowa retail customers’ bills to help offset impacts of rate increases. Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” and “Rate Matters” for further discussion of the electric and gas tax benefit riders. Energy efficiency is also an important part of the strategic plan and is an option that provides customers with the opportunity to save on their energy bills. Alliant Energy’s, IPL’s and WPL’s approach to energy efficiency is based on regulations in Iowa, Wisconsin and Minnesota. The objective in each of these states is to meet prescribed goals in the most cost-effective manner. Refer to “Energy Efficiency Programs” below for further discussion of energy efficiency programs used by Alliant Energy, IPL and WPL.

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

Balanced Generation - One of the key components of Alliant Energy’s, IPL’s and WPL’s strategic plan is focused on a balanced and flexible portfolio of energy resources that will meet their utility customers’ short- and long-term energy needs. Alliant Energy, IPL and WPL believe a diversified fuel mix for EGUs is important to meeting the needs of their customers, shareowners and the environment while preparing for a potentially carbon-constrained environment in the future. The current generation plan includes the following diversified portfolio of energy resources:

•	Natural gas - purchasing and/or constructing new natural gas-fired EGUs;

•
Coal - implementing emission controls and performance upgrades at their newer, larger and more efficient coal-fired EGUs, and fuel switching at, and retirement of, certain older, smaller and less efficient coal-fired EGUs;

•	Nuclear - entering into a new nuclear generation PPA related to DAEC; and

•	Renewable - completion of a new wind generating facility at Resources and evaluating potential future development of existing wind sites.

Additional details of changes to Alliant Energy’s, IPL’s and WPL’s generation portfolio, as well as discussion of investments in performance and reliability upgrades, are included in “Generation Plans” below. In addition, Alliant Energy’s, IPL’s and WPL’s strategic plan includes new emission controls at their more efficient coal-fired EGUs to continue producing affordable energy for customers and to benefit the environment, which are included in “Environmental Compliance Plans” below.

The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a modest portfolio of businesses that are accretive to earnings but not significant users of capital. In January 2013, Alliant Energy sold the remainder of its RMT business.

Generation Plans - Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their generation plans. Alliant Energy, IPL and WPL are currently evaluating the types of capacity and energy additions they will pursue to meet their customers’ long-term energy needs and are monitoring several related external factors that will influence those evaluations. Some of these external factors include regulatory decisions regarding proposed projects, changes in long-term projections of customer demand, availability and cost effectiveness of different generation technologies, forward market prices for fossil fuels, market conditions for obtaining financing, developments related to federal and state renewable portfolio standards, environmental requirements, such as any future requirements relating to GHG emissions or renewable energy sources, and federal and state tax incentives.

Natural Gas-Fired Generation -
IPL’s Proposed Construction of Marshalltown Generating Station - In November 2012, IPL filed for regulatory approvals to construct an approximate 600 MW natural gas-fired combined-cycle electric generating facility in Marshalltown, Iowa, referred to as the Marshalltown Generating Station. These filings included an Application for a Generation Facility Citing Certificate and an advanced rate-making principles filing, which are both required to be approved by the IUB prior to construction of the new facility. The advanced rate-making principles filing included requests for a fixed cost cap of $700 million, excluding AFUDC and transmission upgrade costs, and a return on common equity of 11.25%. In addition, the filing included a request that any costs incurred in excess of the cost cap be incorporated into rates if determined to be reasonable and prudent. This new facility is expected to meet a portion of IPL’s long-term energy resource requirements caused by projected growth in customer demand and the impacts of anticipated retirements of IPL’s older, smaller and less efficient coal-fired and peaking EGUs due to the age of such units and operational and environmental compliance considerations. IPL expects to receive decisions on the required regulatory approvals for the new facility in the fourth quarter of 2013. Subject to regulatory approvals of the new facility and the timing of such approvals, IPL expects to begin construction of the facility in 2014 and place it in service by the second quarter of 2017. Refer to “Liquidity and Capital Resources - Construction and Acquisition Expenditures” for details regarding the capital expenditures in 2013 through 2016 currently anticipated for this facility.

WPL’s Purchase of Riverside - In December 2012, WPL purchased Riverside, a 600 MW natural gas-fired electric generating facility in Beloit, Wisconsin, from a subsidiary of Calpine Corporation. The purchase price, including certain transaction-related costs, was $404 million. WPL’s purchase of Riverside replaced the 490 MW of electricity output previously obtained from the Riverside PPA to meet the long-term energy needs of its customers. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for further discussion of WPL’s purchase of Riverside. Refer to “Rate Matters” for discussion of the recovery of the Riverside acquisition costs from WPL’s retail electric customers addressed in the PSCW’s order issued in July 2012 related to WPL’s Wisconsin retail electric and gas rate case (2013/2014 test period).

Coal-Fired Generation -
Emission Controls Projects - Alliant Energy’s, IPL’s and WPL’s strategic plan includes new emission controls at IPL’s and WPL’s newer, larger and more efficient coal-fired EGUs to continue producing affordable energy for customers and to benefit the environment. Refer to “Environmental Compliance Plans” below for details regarding these emission controls projects including the capital expenditures in 2013 through 2016 currently anticipated for these projects.

Generation Improvement Projects - Alliant Energy’s, IPL’s and WPL’s strategic plan includes investments in performance and reliability improvements at their newer, larger and more efficient coal-fired EGUs including IPL’s Lansing Unit 4 and

Ottumwa Unit 1, and WPL’s Edgewater Unit 5, and Columbia Units 1 and 2. Refer to “Liquidity and Capital Resources - Construction and Acquisition Expenditures” for details regarding the capital expenditures in 2013 through 2016 currently anticipated for these generation performance improvement projects.

Plant Retirements or Fuel Switching - Alliant Energy’s, IPL’s and WPL’s current strategic plan includes the retirement of, and fuel switching at, several older, smaller and less efficient EGUs. The following table provides a list of the EGUs recently retired as well as EGUs that may be retired or changed from coal-fired to an alternative fuel source in the next five years.

EGU (In-Service Year)	Nameplate Rated Capacity (a)	Actual / Expected Action (b)
IPL:
Sixth Street (1900-1950)	85 MW	Retired in 2010
Dubuque Unit 2 (1929)	15 MW	Retired in 2010
M.L. Kapp Unit 1 (1947)	19 MW	Retired in 2010
Prairie Creek Unit 2 (1951)	23 MW	Retired in 2010
Sutherland Unit 2 (1955)	38 MW	Retired in 2010
Lansing Unit 2 (1949)	12 MW	Retired in 2010
Montgomery Unit 1 (1974)	29 MW	Retired in 2012
Lansing Unit 3 (1957)	38 MW	Retire by December 31, 2014
Dubuque Unit 3 (1952)	29 MW	Retire by December 31, 2014 (c) (d)
Dubuque Unit 4 (1959)	38 MW	Retire by December 31, 2014 (c) (d)
Fox Lake Unit 1 (1950)	12 MW	Retire by December 31, 2016
Fox Lake Unit 3 (1962)	82 MW	Retire by December 31, 2016 (c) (e)
Sutherland Unit 1 (1955)	38 MW	Retire by December 31, 2016 (e) (f)
Sutherland Unit 3 (1961)	82 MW	Retire by December 31, 2016 (e) (f)
Other units	Approximately 200 MW	Retire by December 31, 2016 (e)
WPL:
Edgewater Unit 3 (1951)	60 MW	Retire by December 31, 2015 (c)
Nelson Dewey Unit 1 (1959)	100 MW	Retire by December 31, 2015 (c)
Nelson Dewey Unit 2 (1962)	100 MW	Retire by December 31, 2015 (c)
Edgewater Unit 4 (1969)	225 MW (g)	Fuel switch or retire by December 31, 2018

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

(b)	As of December 31, 2012, the aggregate net book value of EGUs that may be retired or refueled in the future was $68 million for IPL and $97 million for WPL.

(c)
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

(d)	Dubuque Units 3 and 4 ceased coal firing in 2011 and are currently fueled with natural gas.

(e)	The retirement of IPL’s Fox Lake Unit 3, Sutherland Units 1 and 3 and other units is contingent on the approval and construction of the proposed Marshalltown Generating Station.

(f)	Sutherland Units 1 and 3 ceased coal firing in 2012 and are currently fueled with natural gas.

(g)	Reflects WPL’s 68.2% ownership interest in Edgewater Unit 4.

Alliant Energy, IPL and WPL will work with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the final timing of these actions. The expected dates for the retirement and fuel switching of these units are subject to change depending on operational, regulatory, market and other factors. Alliant Energy, IPL and WPL will also continue to evaluate the potential retirement of other EGUs within their generation fleet.

Nuclear Generation -
IPL’s DAEC PPA - In August 2012, IPL filed for regulatory approvals to enter into a proposed PPA that was negotiated with NER, a subsidiary of NextEra Energy, Inc., for the purchase of capacity and energy generated by DAEC located near Palo, Iowa. In January 2013, the IUB issued an order allowing IPL to proceed with its proposed PPA and authorizing IPL to recover the Iowa retail portion of the cost of the proposed PPA from Iowa retail electric customers through the energy adjustment clause. The terms of the PPA provide IPL the right to NER’s entire output quantities (70% of the total plant output) in exchange for payment from IPL to NER based on the amount of MWhs received by IPL. IPL has agreed to purchase 431 MWs of capacity and the resulting energy from DAEC for a term from the expiration of the existing PPA in February 2014 through December 31, 2025. Among the terms and conditions of the PPA are guarantees by NER to provide minimum amounts of capacity and energy. The PPA also contains provisions for the replacement of energy from alternative sources under certain conditions as well as provisions that convey to IPL the potential environmental attributes associated with its portion of the output from DAEC. Refer to “Rate Matters” for further discussion of the IUB’s January 2013 order approving the DAEC PPA.

WPL’s Kewaunee Nuclear Power Plant (Kewaunee) PPA - In October 2012, Dominion Resources, Inc. (Dominion) announced plans to shut down Kewaunee in the second quarter of 2013. WPL currently expects that Dominion will provide WPL replacement energy and capacity under the terms of the Kewaunee PPA after the Kewaunee plant is shut down through the end of the PPA term in December 2013. As a result, WPL currently expects no material changes to the expected energy and capacity payments under the PPA.

Wind Generation -
Resources’ Franklin County Wind Project - In 2011, Alliant Energy decided to build the Franklin County wind project, which began generating electricity in the fourth quarter of 2012. Resources is currently selling the electricity output from the wind project into the MISO market as a merchant generator, and is evaluating different options to sell the electricity output from this wind project. Such options include entering into a PPA with an independent third-party, entering into a PPA with either IPL or WPL and/or continuing to sell the output into the MISO market as a merchant generator. Refer to Notes 1(e), 1(f) and 4(d) of the “Combined Notes to Consolidated Financial Statements” for further discussion of the Franklin County wind project. Refer to “Critical Accounting Policies and Estimates - Long-lived Assets” for details of a recent assessment of the recoverability of the carrying amount of the Franklin County wind project.

Undeveloped Wind Sites - IPL has approximately 200 MW of wind site capacity remaining in Franklin County, Iowa. WPL has approximately 200 MW of wind site capacity remaining in Freeborn County, Minnesota. Future development of the balance of these wind sites will depend on numerous factors such as changes in customer demand, renewable portfolio standards, environmental requirements, electricity and fossil fuel prices, wind project costs, technology advancements and transmission capabilities. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for further discussion of IPL’s Franklin County wind site.

Environmental Compliance Plans - Alliant Energy, IPL and WPL have developed environmental compliance plans to help ensure cost effective compliance with current and proposed environmental laws and regulations. Alliant Energy, IPL and WPL expect these environmental laws and regulations will require significant reductions of future emissions of nitrogen oxide (NOx), SO2, particulate matter (PM), mercury and other hazardous air pollution (HAPs) at their generating facilities. Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their environmental compliance plans to address various external factors. Some of these external factors include regulatory decisions regarding proposed emission controls projects, developments related to environmental regulations, outcomes of legal proceedings, settlements reached with environmental agencies and citizens groups, availability and cost effectiveness of different emission reduction technologies, market prices for electricity and fossil fuels, market prices for emission allowances, market conditions for obtaining financings, and federal and state tax incentives. Refer to “Environmental Matters” for details of certain current and proposed environmental regulations, including regulations for which these plans are expected to support compliance obligations. The following table provides current estimates of capital expenditures planned for 2013 through 2016 as well as the total project costs for emission controls projects included in Alliant Energy’s, IPL’s and WPL’s current environmental compliance plans (in millions):

	Expected						Total
Generating Unit	In-service Date	Technology (a)	2013	2014	2015	2016	Project Cost
IPL:
George Neal Units 3 & 4 (b)	2013/2014	Scrubber & Baghouse	$60	$30	$—	$—	$120-$140
Ottumwa Unit 1	2014	Scrubber & Baghouse	65	25	—	—	150-170
Lansing Unit 4	2015	Scrubber	15	30	10	—	50-60
Other		Various	45	35	5	5
			185	120	15	5
WPL:
Columbia Units 1 & 2	2014	Scrubber & Baghouse	145	20	—	—	280-310
Edgewater Unit 5	2016	Scrubber & Baghouse	15	70	185	140	390-430
Other		Various	10	—	—	20
			170	90	185	160
Alliant Energy			$355	$210	$200	$165

(a)
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

(b)	George Neal Units 3 and 4 are operated by MidAmerican. IPL owns a 28% interest in George Neal Unit 3 and a 25.695% interest in George Neal Unit 4.

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Capital expenditure estimates are subject to change based on future changes to plant-specific costs of emission controls technologies and environmental requirements. The August 2012 D.C. Circuit Court decision that vacated CSAPR and required the EPA to continue administering CAIR is not expected to impact Alliant Energy’s, IPL’s and WPL’s environmental controls projects included in their current environmental compliance plans, which are included in the table above. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for further discussion of IPL’s and WPL’s emission controls projects.

IPL’s Emission Controls Projects - Under Iowa law, IPL is required to file an EPB biennially. Filing of annual periodic reports regarding the implementation of IPL’s compliance plan and related budget identified in an EPB is also currently required under a settlement agreement between IPL and the OCA in Iowa. An EPB provides a utility’s compliance plan and related budget to meet applicable state environmental requirements and federal air quality standards. IUB approval of an EPB demonstrates that the IUB believes the EPB is reasonably expected to achieve cost-effective compliance with applicable state environmental requirements and federal air quality standards. In April 2012, IPL and MidAmerican each filed an updated EPB with the IUB. In September 2012, MidAmerican filed with the IUB a settlement on its EPB reached with the OCA, which includes emission controls projects for George Neal Units 3 and 4. In November 2012, IPL filed with the IUB a settlement on its EPB reached with the OCA, which includes emission controls projects for Ottumwa Unit 1 and Lansing Unit 4. Alliant Energy and IPL currently expect the IUB to issue their decisions on IPL’s and MidAmerican’s EPBs in the first quarter of 2013.

George Neal Units 3 and 4 - MidAmerican is currently constructing and installing scrubbers and baghouses at George Neal Units 3 and 4 to reduce SO2 emissions and mercury emissions at the generating facility. The scrubbers and baghouses at George Neal Units 3 and 4 are expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, a modified CSAPR or some alternative to these rules that may be implemented, and the Utility Maximum Achievable Control Technology (MACT) Rule.

Ottumwa Unit 1 - IPL is currently constructing a scrubber and baghouse at Ottumwa Unit 1 to reduce SO2 and mercury emissions at the generating facility. The scrubber and baghouse at Ottumwa Unit 1 are expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, a modified CSAPR or some alternative to these rules that may be implemented, and the Utility MACT Rule.

Lansing Unit 4 - IPL plans to install a scrubber at Lansing Unit 4 to reduce SO2 emissions at the generating facility. The scrubber at Lansing Unit 4 is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, a modified CSAPR or some alternative to these rules that may be implemented, and the Utility MACT Rule.

Other - Alliant Energy’s and IPL’s current environmental compliance plans also include additional planned expenditures for certain of IPL’s electric generating facilities that Alliant Energy and IPL anticipate will be needed to comply with current and anticipated environmental rules, regulations and other compliance requirements related to air quality, water quality and land and solid waste. The environmental compliance plans associated with these additional planned expenditures are subject to change pending further clarity on various pending and anticipated regulatory requirements.

WPL’s Emission Controls Projects - WPL must file a CA and receive authorization from the PSCW to proceed with any individual emission controls project with an estimated project cost of $10 million or more. In 2007, the PSCW approved the deferral of the retail portion of WPL’s incremental pre-certification and pre-construction costs for current or future emission controls projects requiring PSCW approval, effective on the request date of November 2006. Alliant Energy and WPL currently anticipate that deferred costs as of December 31, 2012 and thereafter will be recovered in WPL’s future rates and therefore do not expect these costs to have an adverse impact on their financial condition or results of operations.

Edgewater Unit 5 - In May 2010, WPL received an order from the PSCW authorizing the installation of an SCR system at Edgewater Unit 5 to reduce NOx emissions at the facility. This SCR system at Edgewater Unit 5 was placed in-service in December 2012. This SCR system is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, a modified CSAPR or some alternative to these rules that may be implemented, and the Wisconsin Reasonably Available Control Technology (RACT) Rule.

In July 2012, WPL filed a CA application with the PSCW to install a scrubber and baghouse system at Edgewater Unit 5 to reduce SO2 emissions at the generating facility. WPL expects a decision from the PSCW regarding this emission controls project by the second quarter of 2013. Subject to regulatory approval of the project and the timing of such approvals, WPL expects to begin construction of the project in 2014 and place it in service in 2016. The scrubber and baghouse system is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, a modified CSAPR or some alternative to these rules that may be implemented, the Utility MACT Rule and the Wisconsin State Mercury Rule.

Columbia Units 1 and 2 - In February 2011, WPL received approval from the PSCW to install scrubbers and baghouses at Columbia Units 1 and 2 to reduce SO2 and mercury emissions at the generating facility. The scrubbers and baghouses at Columbia Units 1 and 2 are expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, a modified CSAPR or some alternative to these rules that may be implemented, the Utility MACT Rule and the Wisconsin State Mercury Rule.

Other - Alliant Energy’s and WPL’s current environmental compliance plans also include additional planned expenditures for certain of WPL’s electric generating facilities that Alliant Energy and WPL anticipate will be needed to comply with current and anticipated environmental rules, regulations and other compliance requirements related to air quality, water quality and land and solid waste. The environmental compliance plans associated with these additional planned expenditures are subject to change pending further clarity on various pending and anticipated regulatory requirements.

Energy Efficiency Programs - Alliant Energy, IPL and WPL have several energy efficiency programs and initiatives that help customers reduce their energy usage and related costs through the use of new energy efficient equipment, products and practices. The following are Alliant Energy’s, IPL’s and WPL’s current key energy efficiency programs:

IPL EEP - In November 2012, IPL filed an EEP for 2014 through 2018 with the IUB. The EEP includes spending approximately $400 million for electric and natural gas energy efficiency programs in Iowa from 2014 through 2018, and aspires to conserve electric and gas usage equal to that of more than 100,000 homes. In accordance with Iowa law, IPL is required to file an EEP every five years. An EEP provides a utility’s plan and related budget to achieve specified levels of energy savings. IUB approval demonstrates that the IUB believes that IPL’s EEP is reasonably expected to achieve cost-effective delivery of the energy efficiency programs. To the extent approved by the IUB, costs associated with executing the EEP are recovered from ratepayers through an additional tariff called an Energy Efficiency Cost Recovery (EECR) factor. The EECR factors are revised annually and include a reconciliation to eliminate any over- or under-recovery of energy efficiency expenses from prior periods. There are no carrying costs associated with the cost recovery factors. The annual EECR factors are based on IPL’s approved budget as filed with its EEP, along with any over- or under-collection from prior periods, and therefore are not expected to have a material impact on Alliant Energy’s and IPL’s financial condition or results of operations.

Focus on Energy Program - In 2012 and 2011, WPL contributed 1.2% and 1.5%, respectively, of annual retail utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program.

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

Recent Retail Base Rate Filings - Details of IPL’s and WPL’s recent retail base rate cases impacting their historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a)(b)	Interim Effective Date	Final Increase / (Decrease) Granted (b)	Final Effective Date
WPL:
Wisconsin 2013/2014 Test Period	E/G	May-12	N/A	N/A	E-$0;G-($13)	Jan-13
Wisconsin 2011 Test Year	E	Apr-10	N/A	N/A	8	Jan-11
IPL:
Iowa 2011 Test Year	G	May-12	$9	Jun-12	11	Jan-13
Minnesota 2009 Test Year	E	May-10	14	Jul-10	8	Feb-12 (c)
Iowa 2009 Test Year	E	Mar-10	119	Mar-10	114	Apr-11

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

(c)
In January 2013, IPL filed a request with the Minnesota Public Utilities Commission (MPUC) for full cost recovery of the Minnesota retail portion of IPL’s Whispering Willow - East wind project construction costs. IPL expects to receive a decision from the MPUC in 2013 for the final recovery amount of such costs.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In May 2012, WPL filed a retail base rate filing based on a forward-looking test period that included 2013 and 2014. The filing requested approval for WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The filing also requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2014. Recovery of the costs for the acquisition of Riverside, the SCR project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 were included in the request. The recovery of the costs for these capital projects were offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of changes in the amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. WPL’s May 2012 retail base rate filing included continuation of a 10.4% return on common equity and the following related provisions: (1) WPL may request a change in retail base rates during the test period if its annual return on common equity falls below 8.5%; and (2) WPL must defer a portion of its earnings if its annual return on common equity exceeds 10.65% during the test period. The amount of earnings WPL must defer is equal to 50% of its excess earnings between 10.66% and 11.40% and 100% of any excess earnings above 11.40%. In addition, the filing requested WPL maintain its ability to request deferrals based on current practices. In July 2012, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested.

Refer to “WPL’s Retail Fuel-related Rate Filings - 2013 Test Year” below for information on WPL’s retail fuel-related cost filing for 2013. WPL currently expects to make a retail fuel-related cost filing for 2014 in the second or third quarter of 2013. Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for details of impacts to “Regulatory assets” on Alliant Energy’s and WPL’s Consolidated Balance Sheets from the PSCW’s July 2012 order.

WPL’s Retail Electric Rate Case (2011 Test Year) - In 2010, WPL filed a request with the PSCW to reopen the rate order for its 2010 test year to increase annual retail electric rates for 2011. The request was based on a forward-looking test period that included 2011. The key drivers for the filing included recovery of investments in WPL’s Bent Tree - Phase I wind project and expiring deferral credits, partially offset by lower variable fuel expenses. In December 2010, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $8 million, or approximately 1%, effective January 1, 2011. The annual retail electric rate increase of $8 million reflects a $38 million increase in the non-fuel component of rates and a $30 million decrease in the fuel component of rates. This $8 million increase in annual rates effective January 1, 2011, combined with the termination of the $9 million interim fuel-related rate increase after December 2010, resulted in a net $1 million decrease in annual retail electric rates charged to customers effective January 2011. Refer to “WPL’s Retail Fuel-related Rate Filings - 2010 Test Year” below for additional details of the interim fuel-related rate increase implemented in 2010 and a reduction to the 2011 test year base rate increase for refunds owed to retail electric customers related to interim fuel cost collections in 2010.

IPL’s Iowa Retail Gas Rate Case (2011 Test Year) - In May 2012, IPL filed a request with the IUB to increase annual rates for its Iowa retail gas customers based on a 2011 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital investments since IPL’s last Iowa retail gas rate case filed in 2005. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012.

In August 2012, IPL, the OCA and the Iowa Consumers Coalition filed a unanimous settlement proposal with the IUB addressing all issues among these parties related to this rate case. In November 2012, the IUB approved the settlement agreement between the parties. The settlement agreement approved by the IUB included a final increase in annual rates for IPL’s Iowa retail gas customers of $11 million, or approximately 4%, effective January 10, 2013, a 9.6% return on common equity after the application of double leverage and adoption of IPL’s proposed gas tax benefit rider discussed below.

Gas Tax Benefit Rider - IPL’s May 2012 retail gas rate case filing with the IUB included a proposal to utilize regulatory liabilities to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. IPL proposed to reduce customer bills utilizing a gas tax benefit rider over a three-year period by approximately $36 million in aggregate. In the unanimous settlement proposal filed with the IUB in August 2012, all parties agreed to IPL’s proposed utilization of a gas tax benefit rider over a three-year period. In November 2012, IPL received an order from the IUB approving the settlement agreement and authorizing the gas tax benefit rider. The IUB’s order authorized $12 million of regulatory liabilities from tax benefits to be credited to IPL’s retail gas customers’ bills in Iowa during 2013 through the gas tax benefit rider.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing included recovery of investments in IPL’s Whispering Willow - East wind project and emission controls projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010.

In November 2011, IPL received an order from the MPUC establishing a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the temporary renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. Because the final rate increase level was below the interim retail rate increase level implemented in July 2010, IPL refunded $4 million, including interest, to its Minnesota retail electric customers in 2012. The MPUC’s order also included the following details:

•
Approved IPL’s Minnesota renewable energy rider request on a temporary basis but deferred judgment on the prudence of the Whispering Willow - East wind project costs. Initial recovery amount of the project costs will be allowed through the temporary renewable energy rider at a levelized cost of $51 per MWh. In January 2013, IPL filed a request with the MPUC for full cost recovery of the Minnesota retail portion of IPL’s Whispering Willow - East wind project construction costs of approximately $30 million. IPL expects to receive a decision from the MPUC in 2013 for the final recovery amount for such costs.

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

•	Denied IPL’s proposed transmission cost recovery rider.

•	Approved recovery of $2 million of Sutherland #4 cancellation costs over a 25-year period.

•	Approved a return on common equity of 10.35% and a regulatory capital structure of 47.7% common equity, 43.9% long-term debt, 6.3% preferred equity and 2.1% short-term debt.

Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for discussion of changes to regulatory assets and regulatory liabilities in 2011 based on the MPUC’s November 2011 order. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for discussion of an impairment recognized in 2011 based on the MPUC’s decision regarding the recovery of IPL’s Whispering Willow - East wind project costs.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission controls projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, or approximately 10%, on an annual basis, effective March 20, 2010.

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

Electric Tax Benefit Rider - In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits resulting from changes in tax accounting methodologies and tax elections available under the Internal Revenue Code. These potential tax benefits are related to the tax treatment of repair expenditures, allocation of insurance proceeds from floods in 2008 and allocation of mixed service costs. In December 2012, IPL filed a report with the IUB requesting approval of the final amount of the regulatory liability account based on the tax benefits generated from these changes in tax accounting methodologies and tax elections that were sustained under Internal Revenue Service (IRS) audit. The December 2012 report filed by IPL identified approximately $500 million of such tax benefits, which includes $452 million allocated for use with the electric tax benefit rider and $48 million allocated for use with the gas tax benefit rider discussed previously. The December 2012 report filed by IPL also requested authority from the IUB to utilize $24 million of the regulatory liability account in 2013 to recognize the revenue requirement impact of the changes in tax accounting methods. In February 2013, the IUB issued an order approving IPL’s December 2012 request, which will result in a revenue requirement adjustment expected to increase Alliant Energy’s and IPL’s electric revenues $24 million in 2013. Beginning in 2014, the revenue requirement adjustment is estimated to be $15 million per year until it is addressed in IPL’s next retail electric base rate case.

The electric tax benefit rider, which was approved by the IUB and implemented in early 2011, utilizes amounts from the regulatory liability account to credit bills of Iowa retail customers to help offset the impact of rate increases on such customers. These credits on customers’ electric bills reduce electric revenues each quarter based on customers’ kilowatt-hour (KWh) usage. In 2012 and 2011, the electric tax benefit rider utilized $83 million and $61 million of the regulatory liability account to credit IPL’s customers’ bills at a rate of 0.568 cents per KWh and 0.504 cents per KWh, respectively. In January 2013, the IUB issued an order approving IPL’s 2013 electric tax benefit rider tariff, which proposes to utilize $56 million of regulatory liability account in 2013 to credit IPL’s retail electric customers’ bills at a rate of 0.386 cents per KWh.

The remaining $228 million of the regulatory liability account balance allocated for use with the electric tax benefit rider is currently expected to be utilized subsequent to 2013 and will be dependent on future decisions by the IUB. Refer to Notes 1(b) and 5 of the “Combined Notes to Consolidated Financial Statements” and “Results of Operations - Income Taxes” for additional discussion of the impacts of the electric tax benefit rider on Alliant Energy’s and IPL’s regulatory assets and regulatory liabilities, income tax expense and effective income tax rates.

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

Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for additional details of the changes to regulatory assets and regulatory liabilities based on the IUB’s January 2011 order. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for additional details of the IUB’s decision in the January 2011 order disallowing IPL a return on a portion of its Whispering Willow - East wind project costs.

WPL’s Retail Fuel-related Rate Filings -
2013 Test Year - In June 2012, WPL filed a request with the PSCW to decrease annual rates for WPL’s retail electric customers to reflect anticipated decreases in retail electric production fuel and energy purchases costs (fuel-related costs) in 2013 compared to the fuel-related cost estimates used to determine rates for 2012. In December 2012, WPL received an order from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 3%, effective January 1, 2013. WPL’s 2013 fuel-related costs will be subject to an annual bandwidth of plus or minus 2%.

2012 Test Year - In 2011, WPL filed a request with the PSCW to increase annual retail electric rates to recover anticipated increases in retail fuel-related costs in 2012 due to higher purchased power energy costs and emission compliance costs. In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million, effective January 1, 2012, related to expected changes in retail fuel-related costs for 2012. The 2012 fuel-related costs were subject to an annual bandwidth of plus or minus 2%. Retail fuel-related costs incurred by WPL for 2012 were lower than the approved fuel monitoring level by more than the 2% bandwidth resulting in future refunds anticipated to be used to offset fuel-related cost changes in 2014. As of December 31, 2012, Alliant Energy and WPL recorded $11 million in regulatory liabilities on their Consolidated Balance Sheets for refunds anticipated to be used to offset fuel-related cost changes in 2014.

2010 Test Year - In 2010, WPL filed a request with the PSCW to increase annual retail electric rates to recover anticipated increased fuel-related costs in 2010. WPL received approval from the PSCW to implement an interim rate increase of $9 million, on an annual basis, effective in June 2010. Updated annual 2010 fuel-related costs during the proceeding resulted in WPL no longer qualifying for a fuel-related rate increase for 2010. In December 2010, the PSCW issued an order authorizing no increase in retail electric rates in 2010 related to fuel-related costs and required the interim rate increase to terminate at the end of 2010. The order also required WPL to use $5 million of the interim fuel rates collected in 2010 as a reduction to the 2011 test year base rate increase.

Potential Future IPL Retail Electric Base Rate Case - In January 2013, the IUB issued an order allowing IPL to proceed with its proposed DAEC PPA and authorized IPL to recover the Iowa retail portion of the costs of such PPA from Iowa retail electric customers through the energy adjustment clause beginning February 22, 2014. The January 2013 order encourages IPL to continue discussions with parties to the proposed DAEC PPA proceeding to resolve concerns expressed by such parties during the proceeding. If IPL is unable to reach an agreement with the parties to resolve their concerns, IPL commits to file an Iowa retail electric base rate case in the first quarter of 2014 and agrees to subject its Iowa retail electric base rates to potential refund beginning February 22, 2014 if the IUB orders a rate decrease from such rate case. If IPL fails to file an Iowa retail electric base rate case in the first quarter of 2014, the amount of costs IPL will be allowed to recover from its Iowa electric retail customers through the energy adjustment clause will be reduced by $12 million each month until temporary rates are set in IPL’s next Iowa retail electric base rate proceeding. In February 2013, one of the parties that participated in the proceeding filed a motion for reconsideration, which is still pending.

Proposed Rule Changes -
Proposed Changes to Energy Adjustment Clause Rules in Iowa - In May 2012, IPL filed a request with the IUB for proposed changes to the energy adjustment clause rules in Iowa. IPL proposed modifications to include cost recovery of emission control chemicals and impacts of future EPA rule changes, including recovery of certain emission allowance costs. IPL also proposed to allow the option of including production tax credits and renewable energy credit revenues in the energy adjustment clause rules. IPL’s production tax credits related to its Whispering Willow - East wind project are currently being recovered in base rates. In December 2012, the IUB issued an order terminating the rulemaking without adopting IPL’s proposed revisions. The IUB’s order allows IPL the opportunity to address the recovery of these costs through the energy adjustment clause in a future rate case proceeding or rulemaking when there is more certainty with regard to the associated costs.

Rate Case Details - Details of the currently effective rate orders in IPL’s and WPL’s key jurisdictions were as follows (Common Equity (CE); Preferred Equity (PE); Long-term Debt (LD); Short-term Debt (SD); Weighted-average Cost of Capital (WACC)):

		Authorized Return						Average
	Test	on Common	Regulatory Capital Structure				After-tax	Rate Base
Jurisdictions	Period	Equity (a)	CE	PE	LD	SD	WACC	(in millions)
IPL:
Iowa retail (IUB):
Electric:
- Emery (b)	2009	11.58%	48.2%	6.5%	45.3%	N/A	8.85%	$281
- Whispering Willow - East (b)	2009	11.09%	48.2%	6.5%	45.3%	N/A	8.61%	266
- Other (b)	2009	9.53%	48.2%	6.5%	45.3%	N/A	7.86%	1,843
Gas (c)	2011	9.56%	48.8%	5.0%	46.2%	N/A	7.76%	255
Minnesota retail (MPUC):
Electric	2009	10.35%	47.7%	6.3%	43.9%	2.1%	8.11%	126 (d)
Gas	1994	10.75%	41.0%	7.4%	44.0%	7.6%	8.82%	7
Wholesale electric (FERC) (e)	2012	10.97%	48.7%	5.0%	46.3%	N/A	8.34%	30

WPL:
Wisconsin retail (PSCW):
Electric	2013	10.40%	49.3%	2.0%	45.5%	3.2%	7.81%	2,105 (f)
Electric	2014	10.40%	49.4%	1.9%	44.2%	4.5%	7.77%	2,240 (f)
Gas	2013	10.40%	49.3%	2.0%	45.5%	3.2%	7.81%	196 (f)
Gas	2014	10.40%	49.4%	1.9%	44.2%	4.5%	7.77%	199 (f)
Wholesale electric (FERC) (g)	2012	10.90%	55.0%	N/A	45.0%	N/A	8.65%	194 (h)

(a)	Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns.

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

(c)
Authorized returns on common equity and after-tax WACC reflect application of double leverage pursuant to the unanimous settlement agreement approved in the IUB’s November 2012 order. Prior to the application of double leverage, authorized return on common equity was 10.0% and after-tax WACC was 8.0%.

(d)
Average rate base amounts do not include Whispering Willow - East capital costs, which are currently being recovered through a temporary renewable energy rider approved by the MPUC. In January 2013, IPL filed a request with the MPUC for full cost recovery of the Minnesota retail portion of IPL’s Whispering Willow - East wind project construction costs. IPL expects to receive a decision from the MPUC in 2013 for the final recovery amount for such costs.

(e)	IPL’s wholesale formula rates reflect annual changes in CE, PE, LD, WACC and rate base.

(f)
Average rate base amounts do not include construction work in progress (CWIP) or a cash working capital allowance. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.

(g)	WPL’s wholesale formula rates reflect annual changes in WACC and rate base.

(h)
WPL’s wholesale average rate base reflects production-related rate base calculated as the simple average of the beginning of year and end of year balances in accordance with WPL’s approved formula rates. The 2012 amount excludes the impact of WPL’s acquisition of Riverside in December 2012. The impact of WPL’s acquisition of Riverside will be included in WPL’s wholesale formula rates beginning in 2013.

Other -
WPL Depreciation Study - In May 2012, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2013 as a result of a recently completed depreciation study. The updated depreciation rates reflect recovery of the remaining net book value of Nelson Dewey Units 1 and 2, and Edgewater Unit 3 over a 10-year period beginning January 1, 2013. In November 2012, WPL filed a request with the PSCW to revise previously approved depreciation rates applicable to Riverside based on updated information regarding the expected carrying value of the assets being purchased. In February 2013, the PSCW issued an order approving WPL’s request to revise depreciation rates for Riverside, effective January 1, 2013. Refer to “Strategic Overview” for details of anticipated retirements of Nelson Dewey Units 1 and 2, and Edgewater Unit 3. Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for details of the depreciation study.

In December 2012, FERC issued an order approving the implementation and inclusion of the updated depreciation rates in WPL’s wholesale formula rates effective January 1, 2013. In February 2013, WPL filed a request with FERC for new depreciation rates associated with Riverside effective January 1, 2013.

Service Agreement - In December 2011, the PSCW approved a revised service agreement between Corporate Services, and IPL and WPL. The revised service agreement became effective in February 2012. Pursuant to the current and previous service agreements, IPL and WPL receive various administrative and general services from Corporate Services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consist primarily of employee compensation, benefits and fees associated with various professional services. In accordance with the terms of the revised service agreement, Corporate Services began including a return on net assets as part of the costs billed to IPL and WPL in 2012.

FERC Audit - As part of routine procedures, in the fourth quarter of 2011, FERC commenced an audit of Alliant Energy, including its centralized service company (Corporate Services) and other affiliated companies. In January 2013, FERC issued a final report related to this audit. Alliant Energy, IPL and WPL do not believe that the final report will have a significant impact on their financial condition or results of operations.

ENVIRONMENTAL MATTERS

Overview - Alliant Energy, IPL and WPL are subject to regulation of environmental matters by federal, state and local authorities as a result of their current and past operations. Alliant Energy, IPL and WPL monitor these environmental matters and address them with emission abatement programs. These programs are subject to continuing review and are periodically revised due to various factors, including changes in environmental regulations, litigation of environmental requirements, construction plans and compliance costs. There is currently significant regulatory uncertainty with respect to the various environmental rules and regulations discussed below. Given the dynamic nature of environmental regulations and other related regulatory requirements, Alliant Energy, IPL and WPL have established an integrated planning process that is used for environmental compliance for their operations. Alliant Energy, IPL and WPL anticipate future expenditures for environmental compliance will be material, including significant capital investments. Alliant Energy, IPL and WPL anticipate that prudent expenditures incurred by IPL and WPL to comply with environmental requirements likely would be recovered in rates from IPL’s and WPL’s customers. Refer to “Strategic Overview - Environmental Compliance Plans” for details of environmental compliance plans, including estimated capital expenditures. The following are major environmental matters that could potentially have a significant impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Air Quality - The Clean Air Act (CAA) and its amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of these provisions based on scientific data. As part of the basic framework under the CAA, the EPA is required to establish NAAQS rules, which serve to protect public health and welfare. These standards address six “criteria” pollutants, four of which (NOx, SO2, PM, and ozone) are particularly relevant to Alliant Energy’s, IPL’s and WPL’s electric utility operations. Ozone is not directly emitted from Alliant Energy’s, IPL’s and WPL’s generating facilities; however, NOx emissions may contribute to its formation in the atmosphere. Fine particulate matter (PM2.5) may also be formed in the atmosphere from SO2 and NOx emissions.

State implementation plans (SIPs) document the collection of regulations that individual state agencies will apply to maintain NAAQS rules and related CAA requirements. The EPA must approve each SIP and if a SIP is not acceptable to the EPA or if a state chooses not to issue separate state rules, then the EPA can assume enforcement of the CAA in that state by issuing a federal implementation plan. Routinely monitored locations that do not comply with NAAQS rules may be classified by the

EPA as non-attainment and require further actions to reduce emissions. Additional emissions standards may also be applied under the CAA regulatory framework beyond NAAQS rules. The specific federal and state air quality regulations that may affect Alliant Energy’s, IPL’s and WPL’s operations are listed in the table below. Alliant Energy, IPL and WPL also monitor various other potential environmental matters related to air quality, including: litigation of various federal rules issued under the CAA statutory authority; revisions to the New Source Review/Prevention of Significant Deterioration (PSD) permitting programs and NSPS; and proposed legislation or other regulatory actions to regulate the emission of GHG. Refer to the sections below the following tables for detailed discussion of the following air quality regulations.

	Emissions	Alliant Energy’s Primary Facilities	Actual/Anticipated
Environmental Regulation	Regulated	Potentially Affected	Compliance Deadline
CAIR	SO2, NOx	Fossil-fueled EGUs over 25 MW capacity in IA and WI	Phase I - NOx (2009) and SO2 (2010); Phase II - 2015
CAVR	SO2, NOx, PM	Fossil-fueled EGUs built between 1962 and 1977 in IA, WI and MN	To Be Determined (TBD)
Utility MACT Rule	Mercury and other HAPs	Coal-fueled EGUs over 25 MW capacity in IA, WI and MN	April 2015 (a)
Wisconsin State Mercury Rule	Mercury	WPL’s coal-fueled EGUs over 25 MW capacity	Phase I - 2010; Phase II - 2015
Wisconsin RACT Rule	NOx	WPL’s Edgewater Units 3-5	Phase I - 2009; Phase II - 2013
Industrial Boiler and Process Heater MACT Rule	Mercury and other HAPs	IPL’s Prairie Creek boilers 1, 2 and 5	2016
Ozone NAAQS Rule	NOx	Fossil-fueled EGUs in non-attainment areas	December 2015
Fine Particle NAAQS Rule	SO2, NOx, PM	Fossil-fueled EGUs in non-attainment areas	2020
NO2 NAAQS Rule	NO2	Fossil-fueled EGUs in non-attainment areas	TBD
SO2 NAAQS Rule	SO2	Fossil-fueled EGUs in non-attainment areas	2017

(a)	An additional year for compliance can be requested, which may be granted on a case-by-case basis by state permitting authorities.

The following table lists the fossil-fueled EGUs by primary fuel type that IPL and WPL currently own or operate with greater than 25 MW of nameplate capacity. All of IPL’s EGUs listed below are located in Iowa except for Fox Lake Unit 3, which is located in Minnesota. All of WPL’s EGUs listed below are located in Wisconsin. Refer to “Strategic Overview” for discussion of various EGUs that may be retired or changed from coal-fired to an alternative fuel source in the next five years.

IPL			WPL
Coal	Natural Gas	Oil	Coal	Natural Gas
Ottumwa 1	Emery 1-3	Marshalltown 1-3	Columbia 1-2	Sheboygan Falls 1-2
Lansing 3-4	Fox Lake 3	Lime Creek 1-2	Edgewater 3-5	Neenah 1-2
M.L. Kapp 2	Dubuque 3-4		Nelson Dewey 1-2	South Fond du Lac 1-4
Burlington 1	Sutherland 1,3 (a)			Rock River 3,5-6
George Neal 3-4				Sheepskin 1
Prairie Creek 3-4				Riverside 1-3
Louisa 1

(a)
In 2012, IPL switched Sutherland Units 1 and 3 to using natural gas as their primary fuel type; however, Sutherland Units 1 and 3 are still permitted to burn coal and are subject to all of the coal-burning EGU air regulations.

As discussed in greater detail below, a number of these air regulations are subject to legal challenges, reconsideration and/or other uncertainties that affect Alliant Energy’s, IPL’s and WPL’s ability to predict with certainty what impact such regulations may have on their financial condition and results of operations.

CAIR/CSAPR - CAIR includes a regional cap-and-trade system covering the eastern U.S., where compliance may be achieved by either adding emission controls and/or purchasing emission allowances. In 2011, the EPA issued CSAPR as a replacement to resolve flaws with CAIR identified in a 2008 opinion issued in response to legal challenges to this rule. This rule similarly included requirements to reduce SO2 and NOx (both annual and ozone season) emissions. IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Minnesota and Wisconsin would have been impacted by CSAPR requirements. In August 2012, however, the D.C. Circuit Court vacated CSAPR, remanding it for further revision to the EPA. The D.C. Circuit Court order required the EPA to continue administering CAIR pending the promulgation of a valid replacement for CSAPR. In October 2012, the EPA, as well as several states, cities and other organizations, filed petitions for rehearing of the August 2012 decision that vacated CSAPR. In January 2013, the D.C.

Circuit Court denied the EPA’s request for rehearing of the decision that vacated and remanded CSAPR for further revision. Petitioners may seek the Supreme Court’s review of this decision, and during the interim, CAIR remains effective. Given that these rules remain subject to potential further reconsideration by the EPA in response to legal challenges, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact on their financial condition or results of operations. Alliant Energy, IPL and WPL currently believe that CAIR will be replaced in the future, either by a modified CSAPR or another rule that addresses the interstate transport of air pollutants, and expect that capital investments and/or modifications to their EGUs to meet the final compliance requirements will be significant.

Clean Air Visibility Rule (CAVR) - CAVR requires states to develop and implement plans to address visibility impairment in designated national parks and wilderness areas across the country with a national goal of no impairment by 2064. These implementation plans require Best Available Retrofit Technology (BART) emission controls and other additional measures needed for reducing state contributions to regional haze. There are pending obligations under the EPA’s CAVR to complete BART determinations that would evaluate control options to reduce these emissions at certain fossil-fueled IPL and WPL EGUs that were under construction between 1962 and 1977. IPL’s facilities that may be impacted include Burlington Unit 1, George Neal Units 3 and 4, Prairie Creek Unit 4, M.L. Kapp Unit 2 and Lansing Unit 4. WPL’s facilities that may be impacted include Edgewater Unit 4, Nelson Dewey Unit 2, and Columbia Units 1 and 2.

In 2012, the EPA published a final rule that would allow BART obligations for SO2 and NOx emissions to be fulfilled by compliance with CSAPR. In 2012, the EPA also approved CAVR plans for Iowa, Wisconsin and Minnesota, which would require compliance with CSAPR to fulfill BART requirements for SO2 and NOx emission reductions. In August 2012, the EPA rule that allowed for CAVR BART obligations to be met by CSAPR was challenged in the D.C. Circuit Court. In October 2012, parties also filed legal challenges to the EPA’s final approvals of Iowa, Wisconsin and Minnesota CAVR plans including the application of CSAPR to meet BART requirements at affected EGUs. The D.C. Circuit Court has stayed action on these cases pending resolution of the legal challenges to CSAPR, which will determine if CAVR is upheld or remanded for reconsideration. It is unknown whether the EPA will allow BART to be fulfilled by CAIR, a modified CSAPR or another rule pending the ongoing D.C. Circuit Court’s review of these regulations and the EPA’s responses to resolve the court orders on these rules. If the EPA does not allow for BART to be fulfilled by CAIR, a modified CSAPR or another rule, then facility-specific BART evaluations will be needed for each impacted unit to determine what emission controls must be installed to address visibility improvements. In addition, there are uncertainties whether additional emission reductions could be required to address regional haze impacts beyond BART. Alliant Energy, IPL and WPL are unable to predict with certainty the impact that CAVR might have on the operations of their existing EGUs until the legal challenges to CAIR and CSAPR are resolved.

Utility MACT Rule - In 2011, the EPA issued the final Utility MACT Rule, also referred to as the Mercury and Air Toxic Standard. The final rule requires compliance with emission limits for mercury, filterable PM as a substitute for non-mercury metal HAPs and hydrogen chloride (HCl) as a substitute for acid gas HAPs. The EPA also proposed alternative standards for total or individual non-mercury metals emissions (instead of filterable PM) and SO2 emissions (instead of HCl for acid gases if a scrubber is installed). In addition, work practice standards were proposed for organic HAPs emissions to ensure proper combustion. Compliance is currently anticipated to be required by April 2015. However, an entity can request an additional year for compliance, which may be granted on a case-by-case basis by state permitting authorities for units that are needed to assure power reliability, units needed while building replacement generation or repowering to gas, or units that need additional time to install air emission controls technology. In November 2012, the EPA issued a proposed reconsideration to limited aspects to the Utility MACT rule including revisions to the startup and shutdown provisions for existing EGUs. The EPA plans to issue a final reconsideration rule by March 2013. The final Utility MACT Rule is subject to legal challenge that is pending in the D.C. Circuit Court. Given that this rule remains subject to legal challenge in the D.C. Circuit Court and possible revision due to the proposed reconsideration rule, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the final Utility MACT rule on their financial condition and results of operations, but expect that capital investments and/or modifications to their electric generating facilities could be significant to comply with the rule.

Wisconsin State Mercury Rule - The Wisconsin State Mercury Rule requires electric utility companies in Wisconsin to meet compliance requirements to reduce annual mercury emissions by 40% from a historic baseline beginning in 2010 (Phase I). In addition, this rule requires large coal-fueled EGUs with greater than 150 MW of capacity to either achieve a 90% annual mercury emissions reduction standard or limit the annual concentration of mercury emissions to 0.008 pounds of mercury per gigawatt-hour beginning in 2015 (Phase II). Small coal-fueled EGUs between 25 MW and 150 MW of capacity must install Best Available Control Technology by January 2015 to reduce mercury emissions. As an alternative, this rule allows large and small EGUs to achieve compliance through averaging of covered emissions. In 2010, WPL filed its compliance plan with the Wisconsin Department of Natural Resources (DNR), which states WPL will utilize large and small EGU averaging to comply with the additional mercury rule emission reduction requirements that commence in 2015. The issuance of the final Utility MACT Rule is expected to initiate a review of, and may cause revisions to, the Wisconsin State Mercury Rule. Alliant Energy and WPL continue to evaluate the impact of this state mercury rule and the federal Utility MACT Rule discussed above on their financial condition and results of operations to determine further mercury emission reductions that would be required.

Wisconsin RACT Rule - In 2004, the EPA designated 10 counties in Southeastern Wisconsin as non-attainment areas for the ozone NAAQS. This designation includes Sheboygan County, where WPL operates the Sheboygan Falls Energy Facility and Edgewater. In 2007, the Wisconsin DNR issued a RACT Rule that requires NOx emission reductions at EGUs as part of the federal ozone SIP submittal to address non-attainment areas in Wisconsin. Facility modifications are not necessary at the Sheboygan Falls Energy Facility to comply with this rule. As part of its environmental compliance plan, WPL completed investments for installation of NOx emission controls technologies at Edgewater, which met the 2009 to 2012 compliance requirements (Phase I). In the fourth quarter of 2012, WPL completed the installation of an SCR system at Edgewater to support achieving compliance with the 2013 requirements, which include facility boiler NOx rate limitations and a mass emissions cap (Phase II). Refer to “Strategic Overview - Environmental Compliance Plans - WPL’s Emission Controls Projects” for further discussion of the Edgewater SCR system.

Industrial Boiler and Process Heater MACT Rule - In December 2012, the EPA issued a final reconsidered Industrial Boiler and Process Heater MACT Rule with a compliance deadline of early 2016 for major sources. The rule is expected to apply to IPL’s Prairie Creek boilers 1, 2 and 5, and fossil-fueled auxiliary boilers and process heaters operated at other IPL and WPL fossil-fueled facilities. The rule requires compliance with HAPs emission limitations and work practice standards. The final rule remains subject to legal challenges in the D.C. Circuit Court. Alliant Energy, IPL and WPL are currently evaluating the final rule and plan to update their environmental compliance plans as needed. Given that this rule remains subject to legal challenges in the D.C. Circuit Court, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the Industrial Boiler and Process Heater MACT rule on their financial condition and results of operations, but expect that capital investments and/or modifications to their electric generating facilities to meet compliance requirements of the rule could be significant.

Ozone NAAQS Rule - In 2008, the EPA announced reductions in the primary NAAQS for eight-hour ozone to a level of 0.075 ppm from the previous standard of 0.08 ppm. In May 2012, the EPA issued a final rule that classifies Sheboygan County in Wisconsin as marginal non-attainment, which requires this area to achieve the eight-hour ozone NAAQS by December 2015. WPL operates Edgewater and the Sheboygan Falls Energy Facility in Sheboygan County, Wisconsin. The final rule does not list any areas as ozone non-attainment in Iowa or Minnesota that impact IPL. Another rule is currently expected to be issued by the EPA in 2013 to assist state agencies in developing SIPs. The SIPs will explain what actions and emission reductions may be required for compliance to achieve attainment. The Edgewater Unit 5 SCR system completed in the fourth quarter of 2012 is expected to assist with possible compliance obligations under an ozone NAAQS SIP for Wisconsin. Given the ozone NAAQS remains subject to legal challenges in the D.C. Circuit Court and the Wisconsin DNR has not yet issued an eight-hour ozone non-attainment SIP, Alliant Energy and WPL are currently unable to predict with certainty the impact of the ozone NAAQS changes for Sheboygan County, Wisconsin on their financial condition and results of operations.

Fine Particle NAAQS Rule - In December 2012, the EPA issued a final rule revising the PM2.5 NAAQS, which strengthens the annual standard from 15 ug/m3 to 12 ug/m3. The EPA is expected to designate non-attainment areas for the revised annual PM2.5 NAAQS by December 2015. States with areas designated as non-attainment will be required to submit PM2.5 NAAQS SIPs within three years of the effective date of area designations by the EPA. The SIPs will explain what actions are needed in the non-attainment areas to achieve compliance with annual PM2.5 NAAQS. Compliance with the final rule is expected to be required by 2020 for non-attainment areas designated in 2015. Given that the EPA has not yet designated non-attainment areas and the PM2.5 NAAQS SIPs have not been issued, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the final PM2.5 NAAQS rule on their financial condition and results of operations.

Nitrogen Dioxide (NO2) NAAQS Rule - In 2010, the EPA issued a final rule to strengthen the primary NAAQS for NOx as measured by NO2. The final rule establishes a new one-hour NAAQS for NO2 of 100 parts per billion (ppb) and associated ambient air monitoring requirements, while maintaining the current annual standard of 53 ppb. In February 2012, the EPA issued a final response to state recommendations and is not proposing to designate any non-attainment areas in Iowa, Minnesota and Wisconsin. The EPA is expected to re-evaluate these designations in 2016 based on expanded monitoring data. The schedule for compliance with this rule has not yet been established. Given that the EPA has not yet re-evaluated designations, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of any potential NO2 NAAQS changes on their financial condition and results of operations.

SO2 NAAQS Rule - In 2010, the EPA issued a final rule that establishes a new one-hour NAAQS for SO2 at a level of 75 ppb. The final rule also revokes both the existing 24-hour and annual standards. The EPA plans to finalize non-attainment designations for certain areas in Iowa and Wisconsin in June 2013. IPL and WPL do not operate any EGUs in any areas expected to be designated as non-attainment in 2013. Compliance with the SO2 NAAQS rule is currently expected to be required by 2017 for non-attainment areas finalized in 2013. Non-attainment designations for the remainder of Iowa and Wisconsin have been delayed to allow for modeling and collection of additional monitoring data. Given that the EPA has not yet issued final non-attainment designations, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of any potential SO2 NAAQS changes on their financial condition and results of operations.

Air Permit Renewal Challenges - Alliant Energy and WPL are aware of certain public comments or petitions from citizen groups that have been submitted to the Wisconsin DNR or to the EPA regarding the renewal of air operating permits at certain of WPL’s generating facilities. In some cases, the EPA has responded to these comments and petitions with orders to the Wisconsin DNR to reconsider the air operating permits of WPL’s generating facilities. WPL has received renewed air permits for Columbia, Edgewater and Nelson Dewey from the Wisconsin DNR, which considered all public comments received as part of the renewal process. Below are recent developments regarding air permit renewal challenges for Columbia, Edgewater and Nelson Dewey.

Columbia - In 2011, the Sierra Club filed a lawsuit against the EPA in the U.S. District Court for the Western District of Wisconsin seeking to have the EPA take over the Title V air permit process for Columbia. The Sierra Club alleges the EPA must now act on the reconsideration of the permit since the Wisconsin DNR has exceeded its timeframe in which to respond to an EPA order issued in 2009. In 2011, the Wisconsin DNR proposed a revised draft operation permit for Columbia and WPL and the Sierra Club submitted comments objecting to its appropriateness. In June 2012, Alliant Energy received a notice from the EPA of its proposal for WPL to apply for a Federal Part 71 operation permit since the Wisconsin DNR has not addressed the EPA’s objections to the Title V operation permit issued by the Wisconsin DNR to Columbia. Alliant Energy has until March 15, 2013 to comment on the EPA’s proposal. If the EPA decides to require the submittal of an operation permit, it would be due within six months of the EPA’s notice to Alliant Energy. Alliant Energy and WPL believe the Title V operation permit previously issued by the Wisconsin DNR for Columbia is still valid. Alliant Energy and WPL are currently unable to predict with certainty the outcome of this matter and the impact on their financial condition or results of operations.

Edgewater - In 2010, WPL received a copy of a notice of intent to sue by the Sierra Club against the EPA based on what the Sierra Club asserts is unreasonable delay in the EPA performing its duties related to the reconsideration of the Edgewater Title V air permit. Specifically, the Sierra Club alleges that because the Wisconsin DNR has exceeded its timeframe in which to respond to an earlier EPA order, the EPA must now act on the reconsideration of the permit. In October 2012, the Wisconsin DNR made a revised proposed Title V air permit for Edgewater available for public comment. WPL and Sierra Club submitted comments on the proposed permit revision. Alliant Energy and WPL believe the previously issued air permit for Edgewater is still valid. Alliant Energy and WPL are currently unable to predict with certainty the outcome of this matter and the impact on their financial condition and results of operations.

Nelson Dewey - In September 2010, the Sierra Club petitioned the EPA and the Wisconsin DNR to reopen a Nelson Dewey air permit. The Sierra Club alleges that the Nelson Dewey air permit issued by the Wisconsin DNR in 2008 should be corrected because certain modifications were made at the facility without complying with the PSD program requirements. In 2010, WPL filed a response to the petition with the EPA and the Wisconsin DNR objecting to its claims and supporting the Wisconsin DNR’s issuance of the current permit. No action on this petition has been taken by the EPA or the Wisconsin DNR. Alliant Energy and WPL believe the previously issued air permit for Nelson Dewey is still valid. Alliant Energy and WPL are currently unable to predict with certainty the outcome of this petition and the impact on their financial condition and results of operations.

Air Permitting Violation Claims - Refer to Note 13(c) of the “Combined Notes to Consolidated Financial Statements” for discussion of a notice of violation issued by the EPA in 2009 and complaints filed by the Sierra Club in 2010 regarding alleged air permitting violations at Nelson Dewey, Columbia and Edgewater.

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

Other Air Quality Matters - IPL, the EPA, the State of Iowa and the Sierra Club are in discussions regarding CAA issues associated with IPL’s Iowa operations. Alliant Energy and IPL believe that they are in compliance with the CAA. IPL is pursuing these discussions because IPL believes there is an opportunity to reach an agreement among the parties that avoids potential litigation and the long-term planning and operational uncertainty associated with such litigation. Alliant Energy and IPL believe that any agreement could contain terms similar to those seen in other EPA CAA settlements, including, among others, the installation of emission controls, the retirement or fuel switching of EGUs, compliance with specified emission rates and emission caps, beneficial environmental mitigation projects and penalties. Alliant Energy and IPL are currently unable to predict with certainty the outcome of these discussions and the impact on their financial condition or results of operations.

Water Quality -
Section 316(b) of Federal Clean Water Act - The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts to fish and other aquatic life. The second phase of this EPA rule is generally referred to as Section 316(b). Section 316(b) applies to existing cooling water intake structures at certain steam EGUs. In 2011, the EPA issued a revised proposed Section 316(b) Rule, which applies to existing and new cooling water intake structures at certain steam EGUs and manufacturing facilities. IPL and WPL have identified nine (Ottumwa 1, Prairie Creek Units 3-4, Fox Lake Units 1 and 3, Lansing Units 3-4, Dubuque Units 3-4, M.L. Kapp Unit 2, Burlington Unit 1, George Neal Units 3-4 and Louisa Unit 1) and three (Columbia Units 1-2, Nelson Dewey Units 1-2 and Edgewater Units 3-5) electric generating facilities, respectively, which may be impacted by the revised Section 316(b) Rule. A final rule is expected to be issued by the EPA in 2013. The schedule for compliance with this rule has not yet been finalized; however, compliance is currently expected to be required within eight years of the effective date of the final rule. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the EPA’s Section 316(b) rule on their financial condition and results of operations.

Wisconsin and Iowa State Thermal Rules - Section 316(a) of the Federal Clean Water Act requires the EPA to regulate thermal impacts from wastewater discharges of industrial facilities, including those from EGUs. All IPL and WPL facilities are subject to these standards upon state promulgation, which become applicable upon their incorporation into a facility’s wastewater discharge permit. States have authority to establish standards for these discharges in order to minimize adverse environmental impacts to aquatic life. In Iowa and Wisconsin, the Iowa DNR and Wisconsin DNR are required to regulate thermal impacts from wastewater discharges of industrial facilities in their respective states, including IPL and WPL facilities that discharge water into nearby rivers and streams. Compliance with the thermal rules will be evaluated on a case-by-case basis when wastewater discharge permits for IPL’s and WPL’s generating facilities are renewed. Alliant Energy, IPL and WPL continue to evaluate the thermal rule regulatory requirements and the compliance options available to meet the heat limitations for discharges from IPL’s and WPL’s EGUs. Alliant Energy, IPL and WPL are unable to predict with certainty the final requirements of these rules until wastewater discharge permits for impacted facilities are renewed. If capital investments and/or modifications are required, Alliant Energy, IPL and WPL believe these investments could be significant.

Hydroelectric Fish Passage Device - In 2002, FERC issued an order requiring WPL to develop a detailed engineering and biological evaluation of potential fish passages for its Prairie du Sac hydro plant and install an agency-approved fish passage at that facility. The U.S. Fish and Wildlife Service (FWS) and the Wisconsin DNR have requested additional information to support the conceptual plan for the fish passage. In March 2012, FERC approved an updated deadline to install an agency-approved fish passage device at the facility by July 1, 2015. Alliant Energy and WPL currently believe the required capital investments and/or modifications to install the fish passage device at the facility will be approximately $15 million. Alliant Energy and WPL are currently reviewing the project, which may change their expected capital investments. In January 2013, WPL requested the FWS to delay or withdraw the fish passage requirement due to recent concerns regarding Asian carp and other invasive species. The FWS agreed to prepare an environmental impact study, which may take up to a year to complete, during which time WPL is expected to request a further extension of the project deadline. As of December 31, 2012, Alliant Energy and WPL have $5 million recorded in “Utility property, plant and equipment” on their Consolidated Balance Sheets for the fish passage device project.

Land and Solid Waste -
Coal Combustion Residuals (CCRs) - Alliant Energy, IPL and WPL are monitoring potential regulatory changes that may affect the rules for operation and maintenance of coal ash surface impoundments (ash ponds) and/or landfills, in the wake of a structural failure in the containment berm of a coal ash surface impoundment at a site operated by an unrelated, third-party utility. In 2009, IPL and WPL responded to information collection requests from the EPA for data on coal ash surface impoundments at certain of their facilities. The EPA continues to evaluate the responses and has been conducting site assessments of utilities’ coal ash surface impoundments, including certain coal ash surface impoundments operated by IPL and WPL.

In 2010, the EPA issued a proposed rule seeking comment regarding two potential regulatory options for management of CCRs: (1) regulate as a special waste under the federal hazardous waste regulations when the CCR is destined for disposal, but continue to allow beneficial use applications of CCRs as a non-hazardous material; or (2) regulate as a non-hazardous waste for all applications subject to new national standards. These proposed regulations include additional requirements with significant impact for CCR management, beneficial use applications and disposal. IPL and WPL have nine and four current or former coal generating facilities, respectively, with one or more existing coal ash surface impoundments at each location. In addition, IPL and WPL each have two active CCR company-owned landfills. All of these CCR disposal units would be subject to the proposed rule currently anticipated to be finalized in 2013. The schedule for compliance with this rule has not yet been established. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these information collection requests, site inspections, or potential regulations for the management of CCRs, but expect that capital investments, operating expenditures and/or modifications to comply with CCR rules could be significant.

Closed Ash Landfill Sites - In 2004, IPL received communication from the Iowa DNR regarding an evaluation of groundwater monitoring results for four of its closed ash landfills and a request to further evaluate potential offsite groundwater impacts at two of its closed landfills. IPL has implemented a monitoring plan to evaluate the potential offsite groundwater impacts at the two closed landfills with the installation of additional groundwater monitoring wells and corresponding groundwater sampling and analysis. In July 2012, IPL received a response from the Iowa DNR stating IPL should continue monitoring these two closed landfills per the current monitoring plan. Alliant Energy and IPL are currently unable to predict with certainty the outcome of this matter and the impact on their financial condition and results of operations.

Polychlorinated Biphenyls (PCB) - In 2010, the EPA published an Advance Notice of Proposed Rulemaking to support a re-evaluation of all existing use authorizations for PCB-containing equipment. Based on the EPA’s review of the information obtained in response to this notice, significant changes in PCB regulations may be proposed, including a possible mandated phase out of all PCB-containing equipment. The EPA plans to issue a proposed PCB rule amendment for public comment by 2014. The schedule for compliance with this rule has not yet been established. Pending the development of a final rule, Alliant Energy, IPL and WPL are currently unable to predict with certainty the outcome of this possible regulatory change, but believe that the required capital investment and/or modifications resulting from these potential regulations could be significant.

Manufactured Gas Plant (MGP) Sites - Refer to Note 13(e) of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

GHG Emissions - Climate change continues to be assessed by policymakers including consideration of the appropriate actions to mitigate global warming. There is continued debate regarding the public policy response that the U.S. should adopt, involving both domestic actions and international efforts. As discussed in greater detail below, the EPA is responding to a court ruling that requires issuance of federal rules to reduce GHG emissions under the existing CAA. Associated regulations to implement these federal GHG rules are also underway in Iowa, Wisconsin and Minnesota. Given the highly uncertain outcome and timing of future regulations regarding the control of GHG emissions, Alliant Energy, IPL and WPL currently cannot predict with certainty the financial impact of any future climate change regulations on their operations but believe the expenditures to comply with any new emissions regulations could be significant.

EPA Endangerment and Cause or Contribute Findings - In 2009, the EPA issued a final Endangerment and Cause or Contribute Findings for GHG under the CAA with an effective date of January 2010. This final action includes two distinct findings regarding GHG emissions under the CAA. First, the current and projected concentrations of GHG emissions in the atmosphere threaten the public health and welfare of current and future generations. This is referred to as the endangerment finding and includes the six key GHG emissions identified in the EPA’s mandatory GHG reporting rule. Second, the combined emissions of CO2, methane (CH4), nitrous oxide (N2O), and hydrofluorocarbons (HFCs) from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these key GHG emissions and hence to the threat of climate change. This is referred to as the cause or contribute finding. In 2010, the EPA, under authority from the GHG Endangerment and Cause or Contribute Findings, also issued a final rule that regulates GHG emissions from motor vehicles as a pollutant under the CAA. These findings by the EPA enable it to regulate GHG stationary sources, including electric utility operations and natural gas distribution operations. In December 2012, the D.C. Circuit Court denied a request by petitioners for rehearing of the decision that upheld the EPA’s ability to regulate GHG. As a result, the EPA’s GHG regulations remain effective as well as the EPA’s ability to issue additional requirements to reduce GHG emissions. Petitioners may seek the Supreme Court’s review of this decision.

EPA NSPS for GHG Emissions from Electric Utilities - The EPA has announced that it will issue GHG standards for electric utilities as NSPS for new and existing fossil-fueled EGUs. The EPA entered a settlement agreement that required the issuance of proposed regulations for new and existing power plants by July 2011 and final regulations no later than May 2012. As discussed below, the EPA did not meet these deadlines and final regulations are pending.

New EGUs - In April 2012, the EPA published proposed NSPS for GHG, including CO2 emissions from new fossil-fueled EGUs larger than 25 MW (not including simple-cycle combustion turbines), with an output-based emissions rate limitation of 1,000 pounds of CO2 per MWh. This emissions rate limitation is expected to be effective upon the EPA’s issuance of the final rule in the second quarter of 2013. The proposed NSPS for new EGUs is expected to apply to IPL’s proposed construction of an approximate 600 MW natural gas-fired combined-cycle electric generating facility in Marshalltown, Iowa, which will be designed to achieve compliance with the proposed CO2 emissions rate limitation.

Existing EGUs - The EPA’s issuance of proposed regulations for existing EGUs remains delayed but is anticipated by the end of 2013. For existing EGUs, the NSPS issued by the EPA is expected to include emission guidelines that states must use to develop plans for reducing EGU GHG emissions. The guidelines will be established based on demonstrated controls, GHG emission reductions, costs and expected timeframes for installation and compliance. Accordingly, the implications of the EPA’s NSPS rule for GHG emissions from existing EGUs are highly uncertain, including the nature of required emission controls and compliance schedule for mandating reductions of GHGs. Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome of this proposed standard, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

EPA Mandatory GHG Reporting Rule - In 2009, the final EPA Mandatory GHG Reporting rule became effective. The final rule does not require control of GHG emissions, rather it requires that sources above certain threshold levels monitor and report emissions. The EPA anticipates that the data collected by this rule will improve the U.S. government’s ability to formulate a set of climate change policy options. The GHG emissions covered by the final EPA reporting rule include CO2, CH4, N2O, sulfur hexafluoride, HFCs, perfluorocarbons and other fluorinated gases. The primary GHG emitted from Alliant Energy’s, IPL’s and WPL’s utility operations is CO2 from the combustion of fossil fuels at their larger EGUs. Emissions of GHG are reported at the facility level in carbon dioxide-equivalent (CO2e) and include those facilities that emit 25,000 metric tons or more of CO2e annually. Alliant Energy, IPL and WPL continue to maintain and update their emissions monitoring methodologies and data collection procedures to capture all the GHG emissions data required for ongoing compliance with the EPA’s mandatory GHG reporting rule. This rule is subject to a legal challenge that is pending in the D.C. Circuit Court. Annual 2011 emissions, in terms of total mass of CO2e, as reported to the EPA for electric utility and natural gas distribution operations, were as follows (in millions):

	Alliant Energy		IPL		WPL
	Tons	Metric Tons	Tons	Metric Tons	Tons	Metric Tons
CO2e emissions (a)	29.4	26.7	13.3	12.1	16.1	14.6

(a)	CO2e emissions reported to the EPA represent all emissions from the facilities operated by IPL and WPL and do not reflect their share of co-owned facilities operated by other companies.

Refer to Note 13(e) of the “Combined Notes to Consolidated Financial Statements,” Item 1 Business, “Strategic Overview” and “Liquidity and Capital Resources - Cash Flows - Investing Activities - Construction and Acquisition Expenditures” for further discussion of environmental matters.

LEGISLATIVE MATTERS

Overview - Alliant Energy, IPL and WPL monitor various legislative developments, including those relating to energy, tax, financial and other matters. Recent key legislative developments impacting Alliant Energy, IPL and WPL include the following:

American Taxpayer Relief Act of 2012 (the ATR Act) - In January 2013, the ATR Act was enacted. The most significant provision of the ATR Act for Alliant Energy, IPL and WPL relates to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through December 31, 2013. Based on capital projects projected to be placed into service in 2013 and 2014, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its 2013 and 2014 U.S. federal income tax returns will be approximately $140 million ($70 million for IPL and $70 million for WPL) and $290 million ($140 million for IPL and $150 million for WPL), respectively.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - “Executive Summary” provides an overview of Alliant Energy’s 2012, 2011 and 2010 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s 2012, 2011 and 2010 earnings are discussed below.

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

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2012	2011	(a)	2010	(b)	2012	2011	(a)	2010	(b)
Residential	$975.9	$985.8	(1%)	$1,001.5	(2%)	7,679	7,740	(1%)	7,836	(1%)
Commercial	611.4	612.1	—%	619.0	(1%)	6,352	6,253	2%	6,219	1%
Industrial	741.8	748.9	(1%)	762.8	(2%)	11,555	11,504	—%	11,213	3%
Retail subtotal	2,329.1	2,346.8	(1%)	2,383.3	(2%)	25,586	25,497	—%	25,268	1%
Sales for resale:
Wholesale	187.6	189.8	(1%)	196.8	(4%)	3,317	3,372	(2%)	3,325	1%
Bulk power and other	23.8	52.2	(54%)	44.1	18%	1,303	1,757	(26%)	1,378	28%
Other	48.8	47.0	4%	50.0	(6%)	151	151	—%	153	(1%)
Total revenues/sales	2,589.3	2,635.8	(2%)	2,674.2	(1%)	30,357	30,777	(1%)	30,124	2%
Electric production fuel expense	367.2	428.3	(14%)	387.9	10%
Energy purchases expense	345.1	336.2	3%	431.3	(22%)
Purchased electric capacity expense	271.5	257.2	6%	279.7	(8%)
Margins	$1,605.5	$1,614.1	(1%)	$1,575.3	2%

(a)	Reflects the % change from 2011 to 2012. (b) Reflects the % change from 2010 to 2011.

2012 vs. 2011 Summary - Electric margins decreased $9 million, or 1%, primarily due to $22 million of decreased revenues due to higher credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider during 2012 compared to 2011. Other decreases to electric margins included $8 million of higher purchased electric capacity expenses at WPL related to the Kewaunee PPA, $6 million of higher purchased electric capacity expenses at IPL related to the DAEC PPA, $5 million of revenues recognized in 2011 related to interim fuel rates collected in 2010 at WPL and lower weather-normalized sales volumes at WPL. The electric tax benefit rider resulted in $83 million and $61 million of credits on Iowa retail electric customers’ bills during 2012 and 2011, respectively. IPL’s electric tax benefit rider resulted in reductions in electric revenues that were offset by reductions in income tax expense for the years ended December 31, 2012 and 2011. These items were partially offset by $16 million of higher revenues at IPL from changes in recovery of transmission costs related to the transmission rider implemented in 2011, a $10 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses at WPL, an estimated $7 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories, $2 million of SO2 emission allowance charges at IPL in 2011 and an increase in weather-normalized sales volumes at IPL. The higher transmission rider revenues were offset by higher electric transmission service expenses. Estimated increases to Alliant Energy’s electric margins from the impacts of weather during 2012 and 2011 were $36 million and $29 million, respectively.

2011 vs. 2010 Summary - Electric margins increased $39 million, or 2%, primarily due to the impact of base retail rate increases (excluding fuel cost recoveries and transmission rider) at IPL and WPL, which increased electric revenues by $71 million in 2011. Other increases to electric margins included $21 million of lower purchased electric capacity expenses at WPL related to the Kewaunee PPA, higher revenues at IPL related to changes in recovery of transmission costs due to the implementation of the transmission rider in 2011, an estimated $4 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories and a 3% increase in industrial sales volumes. Estimated increases to Alliant Energy’s electric margins from the impacts of weather in 2011 and 2010 were $29 million and $25 million, respectively. These items were partially offset by credits on Iowa retail electric customers’ bills in 2011 resulting from the implementation of the tax benefit rider, which decreased IPL’s electric revenues by $61 million in 2011, the impact of a wholesale formula rate change, which increased WPL’s electric revenues by $4 million in 2010, $4 million of lower energy conservation revenues at IPL, $3 million of higher purchased power electric capacity expenses at IPL related to the DAEC PPA, $2 million of SO2 emission allowance charges in 2011 and a decrease in weather-normalized residential sales volumes. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses included in other operation and maintenance expenses.

Base Retail Rate Increases - Increases to Alliant Energy’s electric revenues from the impacts of base retail rate increases (excluding fuel cost recoveries and transmission rider, and net of any reserves for rate refunds) were as follows (dollars in millions):

		2011 vs. 2010
Retail Base Rate Cases	Effective Date	Revenue Increases
WPL’s Wisconsin 2011 Test Year	January 1, 2011	$38
IPL’s Iowa 2009 Test Year	March 20, 2010	26
IPL’s Minnesota 2009 Test Year	July 6, 2010	7
		$71

There were no material changes in base retail rates from 2011 to 2012. Refer to “Rate Matters” for additional information relating to these retail electric rate increases, a retail electric base rate freeze at WPL through December 31, 2014 and a retail electric base rate freeze at IPL through December 31, 2013.

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

	Actual
CDD (a):	2012	2011	2010	Normal (a)
Cedar Rapids, Iowa (IPL)	1,052	887	923	740
Madison, Wisconsin (WPL)	1,070	814	829	625

(a)	CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense decreased $61 million, or 14%, and increased $40 million, or 10%, in 2012 and 2011, respectively. The 2012 decrease was largely due to lower MISO dispatch of Alliant Energy’s generating facilities. Alliant Energy’s generating facilities were dispatched at a lower level during 2012 because electricity could be purchased in the MISO market at prices that were lower than the cost to generate electricity at certain of Alliant Energy’s generating facilities. The 2011 increase was primarily due to higher coal volumes burned at its generating facilities resulting from increased generation needed to serve the higher electricity demand in 2011 and higher delivered coal prices. Alliant Energy’s energy purchases expense increased $9 million, or 3%, and decreased $95 million, or 22%, in 2012 and 2011, respectively. The 2012 increase was largely due to increased electricity purchases in the MISO market. The 2011 decrease was primarily due to lower energy prices. The impact of the changes in energy volumes purchased were largely offset by the impact of changes in electricity volumes generated from Alliant Energy’s generating facilities and changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred in 2012 were lower than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $6 million in 2012. WPL’s retail fuel-related costs incurred in 2011 and 2010 were higher than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $4 million and $3 million in 2011 and 2010, respectively.

Refer to “Other Matters - Market Risk Sensitive Instruments and Positions” for discussion of risks associated with increased electric production fuel and energy purchases expenses on WPL’s electric margins. Refer to “Rate Matters” and Note 1(h) of the “Combined Notes to Consolidated Financial Statements” for additional information relating to recovery mechanisms for electric production fuel and energy purchases expenses.

Purchased Electric Capacity Expense - Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. Details of purchased electric capacity expense included in the utility electric margins table above were as follows (in millions):

	2012	2011	2010
DAEC PPA (IPL)	$152	$146	$143
Riverside PPA (WPL)	59	59	58
Kewaunee PPA (WPL)	59	51	72
Other	2	1	7
	$272	$257	$280

At December 31, 2012, the future estimated purchased electric capacity expense related to the DAEC (expires in February 2014) and Kewaunee (expires in December 2013) PPAs were as follows (in millions):

	2013	2014	Total
DAEC PPA (IPL)	$154	$28	$182
Kewaunee PPA (WPL)	62	—	62
	$216	$28	$244

WPL had a PPA with a subsidiary of Calpine Corporation related to Riverside. In December 2012, WPL purchased Riverside and terminated the PPA.

Sales Trends - Retail sales volumes were relatively flat in 2012 and increased 1% in 2011. The 2011 increase was primarily due to higher usage per customer caused by weather conditions in Alliant Energy’s service territories and higher sales to industrial customers driven by increased production requirements. These items were largely offset by a decrease in weather-normalized residential sales volumes. Alliant Energy believes the decrease in weather-normalized residential sales volumes in 2011 was largely due to energy efficiency improvements implemented by customers and changes in customer’s usage patterns driven by economic challenges.

Wholesale sales volumes decreased 2% and increased 1% in 2012 and 2011, respectively, primarily due to changes in sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market. The 2011 increase was also impacted by changes in weather conditions.

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

Alliant Energy, IPL and WPL are currently expecting relatively flat weather-normalized retail electric sales in 2013 compared to 2012. This is driven largely by low customer growth and modest economic growth. Alliant Energy and IPL are currently expecting a decrease in credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider during 2013 compared to 2012.

Refer to “Rate Matters” for discussion of IPL’s electric tax benefit rider, and IPL and WPL retail rate cases, including a retail electric base rate freeze at WPL through December 31, 2014 and a retail electric base rate freeze at IPL through December 31, 2013. Refer to “Other Future Considerations” for discussion of increased recoveries under the transmission rider related to expected increases in electric transmission service expenses.

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

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2012	2011	(a)	2010	(b)	2012	2011	(a)	2010	(b)
Residential	$224.3	$269.7	(17%)	$273.7	(1%)	23,071	26,891	(14%)	27,128	(1%)
Commercial	124.3	155.1	(20%)	154.2	1%	17,115	19,271	(11%)	18,691	3%
Industrial	16.7	24.5	(32%)	27.3	(10%)	3,068	3,848	(20%)	4,158	(7%)
Retail subtotal	365.3	449.3	(19%)	455.2	(1%)	43,254	50,010	(14%)	49,977	—%
Transportation/other	31.0	27.4	13%	25.4	8%	57,532	52,210	10%	50,408	4%
Total revenues/sales	396.3	476.7	(17%)	480.6	(1%)	100,786	102,220	(1%)	100,385	2%
Cost of gas sold	217.2	295.2	(26%)	304.0	(3%)
Margins	$179.1	$181.5	(1%)	$176.6	3%

(a)	Reflects the % change from 2011 to 2012. (b) Reflects the % change from 2010 to 2011.

2012 vs. 2011 Summary - Gas margins decreased $2 million, or 1%, in 2012 largely due to an estimated $13 million decrease in gas margins from changes in sales caused by weather conditions in Alliant Energy’s service territories. Estimated increases (decreases) to Alliant Energy’s gas margins from the impacts of weather during 2012 and 2011 were ($13) million and $0, respectively. This item was partially offset by an increase in weather-normalized sales volumes at WPL and $5 million of higher gas revenues due to the impact of an interim retail gas base rate increase effective in June 2012 at IPL. Alliant Energy believes the increase in weather-normalized sales volumes is partially due to relatively low natural gas prices.

2011 vs. 2010 Summary - Gas margins increased $5 million, or 3%, in 2011 primarily due to $4 million of higher energy conservation revenues at IPL. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses in 2011.

Natural Gas Cost Recoveries - In 2012 and 2011, Alliant Energy’s cost of gas sold decreased $78 million, or 26%, and $9 million, or 3%, respectively. The 2012 and 2011 decreases were primarily due to a decrease in natural gas prices. The 2012 decrease was also due to lower retail gas volumes caused by weather discussed below. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins. Refer to Note 1(h) of the “Combined Notes to Consolidated Financial Statements” for additional information relating to natural gas cost recoveries.

Weather Conditions - Alliant Energy’s gas sales demand follows a seasonal pattern with an annual base load of gas and a large heating peak occurring during the winter season. HDD data is used to measure the variability of temperatures during winter months and is correlated with gas sales demand. HDD in Alliant Energy’s service territories were as follows:

	Actual
HDD (a):	2012	2011	2010	Normal (a)
Cedar Rapids, Iowa (IPL)	5,901	6,745	6,868	6,794
Madison, Wisconsin (WPL)	5,964	6,992	6,798	7,089

(a)	HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Refer to “Rate Matters” for discussion of retail rate cases, including an interim retail gas base rate increase effective June 4, 2012 and final retail gas base rate increase effective January 10, 2013 for IPL’s Iowa customers, a retail gas base rate decrease for WPL’s customers effective January 1, 2013 and IPL’s gas tax benefit rider.

Non-regulated Revenues -
2012 vs. 2011 Summary - Alliant Energy’s non-regulated revenues increased $5 million in 2012 primarily due to increased Transportation revenues resulting from increased demand for freight services provided by Alliant Energy’s short-line railway company and increased demand for barge terminal and hauling services.

Electric Transmission Service Expenses -
2012 vs. 2011 Summary - Alliant Energy’s electric transmission service expense for the utilities increased $18 million in 2012 primarily due to changes in transmission costs at IPL related to transmission services from ITC. The increase was primarily due to $10 million of higher electric transmission service costs billed by ITC to IPL during 2012 compared to 2011 due to a modest increase in transmission service rates, and the impact of IPL utilizing regulatory liabilities to credit a portion of the transmission service expenses billed to IPL by ITC during 2011. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through a pilot transmission cost rider approved by the IUB in January 2011 resulting in an offsetting increase in electric revenues.

2011 vs. 2010 Summary - Alliant Energy’s electric transmission service expense for the utilities increased $44 million in 2011 primarily due to higher transmission costs at IPL related to transmission services from ITC. The electric transmission service costs billed by ITC to IPL were $11 million higher in 2011 than those billed by ITC to IPL in 2010. In addition, deferrals and regulatory liability offsets approved by the IUB to reduce transmission service expenses were lower in 2011 compared to 2010 resulting in higher transmission service expense at IPL in 2011. In 2010, IPL deferred $41 million of electric transmission expenses related to the Iowa retail portion of 2008 under-recovered costs billed to IPL by ITC. IPL also utilized $4 million of regulatory liabilities to offset a portion of the Iowa retail electric transmission service expenses incurred in 2010. IPL utilized $19 million of regulatory liabilities to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL by ITC in 2011. The combined impact of the higher electric transmission service costs billed by ITC to IPL and these deferrals and regulatory liability offsets resulted in an increase in IPL’s electric transmission service costs of $37 million in 2011.

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

Utility Other Operation and Maintenance Expenses - Alliant Energy’s other operation and maintenance expenses for the utilities decreased $40 million and increased $13 million for 2012 and 2011, respectively, due to the following reasons (amounts represent variances between periods in millions):

2012 vs. 2011 Summary:	Alliant Energy	IPL	WPL
Regulatory-related (charges) and credits from IPL’s Minnesota electric rate case order recorded in 2011 (a)	($11)	($11)	$—
Lower generation operation and maintenance expenses at IPL (b)	(10)	(10)	—
Additional benefits costs for Cash Balance Plan amendment in 2011 (c)	(10)	(6)	(4)
Regulatory asset impairments in 2011 (d)	(9)	(2)	(7)
Regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in 2012 (a)	(5)	—	(5)
Wind site impairment charge at WPL in 2011 (e)	(5)	—	(5)
SO2 emission allowance charge allocated to IPL’s steam business in 2011 (f)	(2)	(2)	—
Allocated cost of capital charges from Corporate Services in 2012 (g)	9	5	4
Contract cancellation charge at IPL in 2012 (h)	3	3	—
Other	—	(2)	2
	($40)	($25)	($15)

2011 vs. 2010 Summary:	Alliant Energy	IPL	WPL
Regulatory-related charges and (credits) from IPL’s Minnesota electric rate case order recorded in 2011 (a)	$11	$11	$—
Additional benefits costs for Cash Balance Plan amendment in 2011 (c)	10	6	4
Regulatory asset impairments in 2011 (d)	9	2	7
Higher wind turbine operation and maintenance expenses at WPL (i)	7	—	7
Wind site impairment charge at WPL in 2011 (e)	5	—	5
Higher energy conservation cost recovery amortizations at WPL (j)	3	—	3
SO2 emission allowance charges allocated to IPL’s steam business in 2011 (f)	2	2	—
Regulatory-related (charges) and credits from IPL’s Iowa electric rate case order recorded in 2010 (a)	(20)	(20)	—
Lower other postretirement benefits costs (k)	(10)	(6)	(4)
Restructuring charges in 2010 (l)	(4)	(2)	(2)
Asset impairment in 2010 related to Sixth Street (m)	(4)	(4)	—
Other	4	1	3
	$13	($10)	$23

(a)
Refer to Notes 1(b) and 1(e) of the “Combined Notes to Consolidated Financial Statements” for details of regulatory-related charges and credits incurred by Alliant Energy, IPL and WPL in 2010, 2011 and 2012 due to the decisions by the IUB in IPL’s Iowa retail electric rate case (2009 test year) in 2010, decisions by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year) in 2011 and decisions by the PSCW in WPL’s Wisconsin retail electric and gas rate case (2013/2014 test period) in 2012. IPL also recognized a $7 million impairment charge in 2010 related to the remaining net book value of Sixth Street that the IUB did not allow IPL to recover as part of the decisions in IPL’s Iowa retail electric rate case (2009 test year).

(b)	Primarily resulting from the timing of maintenance projects at IPL’s electric generating facilities.

(c)
Refer to Notes 6(a) and 13(c) of the “Combined Notes to Consolidated Financial Statements” for details of the additional benefit costs incurred by Alliant Energy, IPL and WPL in 2011 resulting from an amendment to the Cash Balance Plan and details of the Cash Balance Plan lawsuit.

(d)	Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for details of regulatory asset impairments incurred by Alliant Energy, IPL and WPL in 2011.

(e)	Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for details of the wind site impairment charge recorded by Alliant Energy and WPL in 2011.

(f)	Refer to Note 1(b) of the “Combined Notes to Consolidated Financial Statements” for details of the SO2 emission allowance charges recorded by Alliant Energy and IPL in 2011.

(g)	Cost of capital charges allocated by Corporate Services to IPL and WPL in accordance with a new service agreement effective in 2012.

(h)	Due to the cancellation of a services agreement for one of IPL’s electric generating facilities in 2012.

(i)	Alliant Energy and WPL started to incur operation and maintenance expenses to operate WPL’s Bent Tree - Phase I wind project in late 2010 when the wind project began generating electricity.

(j)	WPL’s 2011 test year base retail electric rate case resulted in higher energy conservation cost recovery amortizations effective in January 2011.

(k)
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

(l)	Resulting from the elimination of certain corporate and operations positions in 2010.

(m)	Alliant Energy and IPL recognized a $4 million impairment in 2010 related to IPL’s Sixth Street electric assets as a result of a decision not to rebuild electric operations at Sixth Street.

Alliant Energy and WPL currently expect their other operation and maintenance expenses to decrease in 2013 as compared to 2012 due to decreases in regulatory amortizations at WPL related to energy conservation that were approved in WPL’s 2013/2014 test period electric and gas base rate case and decreases in retirement plan costs. These items are expected to be partially offset by additional operation and maintenance expenses associated with Riverside, which WPL acquired in December 2012. Refer to “Other Future Considerations” for discussion of expected changes in retirement plan costs.

Depreciation and Amortization Expenses -
2012 vs. 2011 Summary - Depreciation and amortization expenses increased $11 million in 2012 primarily due to higher depreciation rates at IPL effective January 1, 2012 resulting from IPL’s most recent depreciation study, and property additions at IPL and WPL. These items were partially offset by the impact of regulatory-related charges and credits to depreciation expense in 2012 compared to 2011 at WPL.

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

Alliant Energy and WPL currently expect their depreciation expense to increase in 2013 as compared to 2012 primarily due to property additions, including the full year impact of depreciation from WPL’s purchase of Riverside in December 2012, depreciation from certain large projects placed in service in the fourth quarter of 2012, including WPL’s SCR project at Edgewater Unit 5 and Resources’ Franklin County wind project, and property additions in 2013.

Interest Expense -
2012 vs. 2011 Summary - Alliant Energy’s interest expense decreased $2 million in 2012 primarily due to $3 million of higher capitalized interest recognized in 2012 for the Franklin County wind project.

2011 vs. 2010 Summary - Alliant Energy’s interest expense decreased $5 million in 2011 due to the following reasons (amounts represent variances between periods in millions):

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

Alliant Energy and WPL currently expect their interest expense to increase in 2013 as compared to 2012 due to financings related to WPL’s purchase of Riverside in December 2012.

Refer to Note 9 of the “Combined Notes to Consolidated Financial Statements” for additional details of debt.

AFUDC -
2012 vs. 2011 Summary - AFUDC increased $10 million in 2012 primarily due to AFUDC recognized in 2012 for WPL’s emission controls projects at Columbia Units 1 and 2, and Edgewater Unit 5, and IPL’s emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4.

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

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 20.8%, 16.9% and 32.3% for 2012, 2011 and 2010, respectively. Details of the effective income tax rates were as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State apportionment change due to announced sale of RMT	3.5	—	—
IPL’s electric tax benefit rider	(11.2)	(8.8)	—
Production tax credits	(5.8)	(6.6)	(2.4)
Effect of rate-making on property-related differences	(5.0)	(2.0)	(4.2)
Wisconsin tax legislation enacted in June 2011	—	(4.6)	—
Federal Health Care Legislation enacted in March 2010	—	—	1.6
IRS audit completed in September 2010	—	—	(1.4)
Other items, net	4.3	3.9	3.7
Overall income tax rate	20.8%	16.9%	32.3%

2012 vs. 2011 Summary - The increase in the effective income tax rate for Alliant Energy’s continuing operations was primarily due to the reversal of $19 million of valuation allowances in 2011 due to passage of Wisconsin tax legislation, which changed the ability of companies to use prior net operating losses, and a $15 million state apportionment charge due to the announced sale of RMT in 2012. These items were partially offset by the impact of $13 million of additional income tax benefits in 2012 from the effect of rate-making on property-related differences resulting from changes in accounting methodologies for IPL’s allocation of mixed services costs and recording of repair expenditures, and an additional $12 million of income tax benefits in 2012 related to IPL’s tax benefit rider that began in 2011.

2011 vs. 2010 Summary - The decrease in the effective income tax rate for Alliant Energy’s continuing operations was primarily related to the impact of $36 million of income tax benefits related to IPL’s tax benefit rider that began in 2011 and the reversal of $19 million of valuation allowances in 2011 due to passage of Wisconsin tax legislation. In addition, Alliant Energy had $16 million of higher production tax credits in 2011 due to WPL’s Bent Tree - Phase I wind project, which began generating electricity in late 2010, and increased electricity generated from IPL’s Whispering Willow - East wind project primarily due to fewer transmission constraints in 2011 and $7 million of income tax expense recognized in 2010 related to the impacts of the Federal Health Care Legislation. These items were partially offset by higher state income taxes at IPL related to property-related differences for which Iowa deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles, and $7 million of income tax benefits recorded in 2010 related to the impact of the IRS completing audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008.

Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of state apportionment changes, IPL’s tax benefit rider implemented in 2011, production tax credits, tax effect of rate-making on property-related differences at IPL, Wisconsin tax legislation enacted in 2011, Federal Health Care Legislation enacted in 2010, and an IRS audit completed in 2010. Refer to “Rate Matters” for discussion of IPL’s tax benefit rider. Refer to “Critical Accounting Policies and Estimates - Income Taxes” for discussion of the effect of rate-making on property differences at IPL and changes to state apportionment projections resulting from Alliant Energy’s decision in February 2012 to sell RMT. Refer to “Other Future Considerations” for discussion of possible impacts to Alliant Energy’s future income taxes resulting from potential tax accounting method changes and trends in IPL’s and WPL’s production tax credits.

Loss from Discontinued Operations, Net of Tax - RMT’s net loss in 2011 was largely driven by losses associated with certain large solar projects. Schedule delays, abandonment of work by the original subcontractor and the need to hire additional subcontractors to complete the solar projects in a timely manner resulted in significant additional costs for RMT in 2011. Refer to Note 17 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of Alliant Energy’s discontinued operations.

Preferred Dividend Requirements of Subsidiaries -
2012 vs. 2011 Summary - Preferred dividend requirements of subsidiaries decreased $2 million in 2012 primarily due to a $2 million charge in the first quarter of 2011 related to IPL’s redemption of its 7.10% cumulative preferred stock in 2011.

In February 2013, IPL announced it will redeem all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock in March 2013 at par value for approximately $150 million plus accrued and unpaid dividends to the redemption date. In February 2013, WPL announced it will redeem all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock in March 2013 for approximately $61 million plus accrued and unpaid dividends to the redemption date. As a result of these preferred stock redemptions, Alliant Energy, IPL and WPL expect to record a charge of $6 million, $5 million and $1 million, respectively, in the first quarter of 2013 in “Preferred dividend requirements” in their Consolidated Statements of Income.

IPL’S RESULTS OF OPERATIONS

Overview - Earnings available for common stock increased $13 million and decreased $4 million in 2012 and 2011, respectively. The 2012 increase was primarily due to regulatory-related charges and credits from the Minnesota 2009 test year base rate case recorded in 2011, a lower effective income tax rate and lower generation operation and maintenance expenses. These items were partially offset by higher depreciation and amortization expenses due to higher depreciation rates effective January 1, 2012, decreases in electric and gas margins from lower sales caused by weather conditions in 2012 and higher purchased electric capacity expenses related to the DAEC PPA. The 2011 decrease was primarily due to higher electric transmission service expenses, net of recoveries, higher state income taxes at IPL related to property-related differences for which Iowa deferred tax is not recorded in the income statement due to Iowa rate making principles and income tax benefits recognized in 2010 related to the completion of an IRS audit. These items were partially offset by the impact of base retail electric rate increases (excluding fuel cost recoveries and transmission rider) from the Iowa and Minnesota 2009 test year base rate cases and lower net regulatory-related charges and credits from such base rate case decisions.

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

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2012	2011	(a)	2010	(b)	2012	2011	(a)	2010	(b)
Residential	$529.9	$543.2	(2%)	$561.9	(3%)	4,141	4,223	(2%)	4,295	(2%)
Commercial	365.3	366.0	—%	378.7	(3%)	4,045	3,953	2%	3,944	—%
Industrial	408.0	415.4	(2%)	441.9	(6%)	7,116	7,080	1%	6,961	2%
Retail subtotal	1,303.2	1,324.6	(2%)	1,382.5	(4%)	15,302	15,256	—%	15,200	—%
Sales for resale:
Wholesale	27.8	29.6	(6%)	29.8	(1%)	418	417	—%	425	(2%)
Bulk power and other	9.5	24.6	(61%)	23.5	5%	377	729	(48%)	683	7%
Other	30.6	29.5	4%	28.5	4%	81	84	(4%)	83	1%
Total revenues/sales	1,371.1	1,408.3	(3%)	1,464.3	(4%)	16,178	16,486	(2%)	16,391	1%
Electric production fuel expense	193.8	230.9	(16%)	216.2	7%
Energy purchases expense	150.7	152.2	(1%)	201.8	(25%)
Purchased electric capacity expense	153.7	147.7	4%	145.0	2%
Margins	$872.9	$877.5	(1%)	$901.3	(3%)

(a)	Reflects the % change from 2011 to 2012. (b) Reflects the % change from 2010 to 2011.

2012 vs. 2011 Summary - Electric margins decreased $5 million, or 1%, primarily due to $22 million of decreased revenues during 2012 due to additional credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider. Other decreases to electric margins included $6 million of higher purchased electric capacity expenses related to the DAEC PPA and an estimated $1 million decrease in electric margins from changes in sales caused by weather conditions in IPL’s service territory. The electric tax benefit rider resulted in $83 million and $61 million of credits on Iowa retail electric customers’ bills during 2012 and 2011, respectively. IPL’s electric tax benefit rider resulted in reductions in electric revenues that were offset by reductions in income tax expenses for the years ended December 31, 2012 and 2011. Estimated increases to IPL’s electric margins from the impacts of weather during 2012 and 2011 were $15 million and $16 million, respectively. These items were partially offset by $16 million of higher revenues from changes in recovery of transmission costs related to the transmission rider implemented in 2011, $2 million of SO2 emission allowance charges in 2011 and an increase in weather-normalized retail sales volumes. The higher transmission rider revenues were offset by higher electric transmission service expenses.

2011 vs. 2010 Summary - Electric margins decreased $24 million, or 3%, primarily due to credits on Iowa retail electric customers’ bills in 2011 resulting from the implementation of the tax benefit rider, which decreased IPL’s electric revenues by

$61 million in 2011. Other decreases to electric margins included $4 million of lower energy conservation revenues, $3 million of higher purchased power electric capacity expenses at IPL related to the DAEC PPA, $2 million of SO2 emission allowance charges in 2011 and a decrease in weather-normalized residential sales volumes. These items were partially offset by the impact of base retail rate increases (excluding fuel cost recoveries and transmission rider) from the Iowa and Minnesota 2009 test year base rate cases, which increased IPL’s electric revenues by $33 million in aggregate in 2011, higher revenues at IPL related to changes in recovery of transmission costs due to the implementation of the transmission rider in 2011, an estimated $2 million increase in electric margins from changes in sales caused by weather conditions in IPL’s service territory and a 2% increase in industrial sales volumes. Estimated increases to IPL’s electric margins from the impacts of weather in 2011 and 2010 were $16 million and $14 million, respectively. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses included in other operation and maintenance expenses.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s CDD data, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses and sales trends. Refer to “Rate Matters” for additional discussion of IPL’s retail electric rate increases from its Iowa and Minnesota test year base rate cases, IPL’s electric tax benefit rider and a retail electric base rate freeze at IPL through December 31, 2013. Refer to “Other Future Considerations” for discussion of increased recoveries under the transmission rider related to expected increases in electric transmission service expenses.

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

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2012	2011	(a)	2010	(b)	2012	2011	(a)	2010	(b)
Residential	$126.4	$155.2	(19%)	$155.6	—%	12,955	15,660	(17%)	15,923	(2%)
Commercial	69.7	87.8	(21%)	88.4	(1%)	9,403	10,677	(12%)	10,596	1%
Industrial	12.8	19.0	(33%)	18.4	3%	2,435	3,023	(19%)	2,869	5%
Retail subtotal	208.9	262.0	(20%)	262.4	—%	24,793	29,360	(16%)	29,388	—%
Transportation/other	17.8	14.3	24%	11.9	20%	30,992	27,720	12%	28,071	(1%)
Total revenues/sales	226.7	276.3	(18%)	274.3	1%	55,785	57,080	(2%)	57,459	(1%)
Cost of gas sold	124.9	175.6	(29%)	178.7	(2%)
Margins	$101.8	$100.7	1%	$95.6	5%

(a)	Reflects the % change from 2011 to 2012. (b) Reflects the % change from 2010 to 2011.

2012 vs. 2011 Summary - Gas margins increased $1 million, or 1%, in 2012 largely due to $5 million of higher gas revenues due to the impact of an interim retail gas base rate increase effective June 2012. This item was offset by an estimated $6 million decrease in gas margins from changes in sales caused by weather conditions in IPL’s service territory. Estimated increases (decreases) to IPL’s gas margins from the impacts of weather during the 2012 and 2011 were ($6) million and $0, respectively.

2011 vs. 2010 Summary - Gas margins increased $5 million, or 5%, in 2011 primarily due to $4 million of higher energy conservation revenues. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses included in other operation and maintenance expenses.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs. Refer to “Rate Matters” for discussion of an interim retail gas base rate increase effective June 4, 2012 and final gas base rate increase effective January 10, 2013 for IPL’s Iowa customers and IPL’s gas tax benefit rider.

Electric Transmission Service Expenses -
2012 vs. 2011 Summary - Electric transmission service expense increased $16 million in 2012 primarily due to changes in transmission costs related to transmission services from ITC. The increase was primarily due to $10 million of higher electric transmission service costs billed by ITC to IPL during 2012 compared to 2011 due to a modest increase in transmission service rates, and the impact of IPL utilizing regulatory liabilities to credit a portion of the transmission service expenses billed to IPL by ITC during 2011. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through a pilot transmission cost rider approved by the IUB in January 2011 resulting in an offsetting increase in electric revenues.

2011 vs. 2010 Summary - Electric transmission service expense increased $40 million in 2011 primarily due to higher transmission costs related to transmission services from ITC. The electric transmission service costs billed by ITC to IPL were $11 million higher in 2011 than those billed by ITC to IPL in 2010. In addition, deferrals and regulatory liability offsets approved by the IUB to reduce transmission service expenses were lower in 2011 compared to 2010 resulting in higher transmission service expense at IPL in 2011. In 2010, IPL deferred $41 million of electric transmission expenses related to the Iowa retail portion of 2008 under-recovered costs billed to IPL by ITC. IPL also utilized $4 million of regulatory liabilities to offset a portion of the Iowa retail electric transmission service expenses incurred in 2010. IPL utilized $19 million of regulatory liabilities to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL by ITC in 2011. The combined impact of the higher electric transmission service costs billed by ITC to IPL and these deferrals and regulatory liability offsets resulted in an increase in IPL’s electric transmission service costs of $37 million in 2011.

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

Other Operation and Maintenance Expenses -
2012 vs. 2011 Summary - Other operation and maintenance expenses decreased $25 million primarily due to $11 million of regulatory-related charges and credits incurred by IPL in 2011 due to the oral decision issued by the MPUC in IPL’s Minnesota retail electric rate case (2009 test year), $10 million of lower generation operation and maintenance expenses primarily resulting from the timing of maintenance projects, $6 million of additional benefits costs in 2011 resulting from an amendment to the Cash Balance Plan, a $2 million charge recorded in 2011 related to SO2 emission allowance forward contracts allocated to IPL’s steam business and $2 million of regulatory asset impairment charges recorded in 2011. These items were partially offset by $5 million of cost of capital charges allocated to IPL by Corporate Services in 2012 and a $3 million contract cancellation charge recorded by IPL in 2012.

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

Depreciation and Amortization Expenses -
2012 vs. 2011 Summary - Depreciation and amortization expenses increased $10 million in 2012 primarily due to higher depreciation rates effective January 1, 2012 resulting from IPL’s most recent depreciation study, and property additions.

Interest Expense -
2011 vs. 2010 Summary - Interest expense decreased $4 million in 2011 primarily due to the impact of IPL’s retirement of $200 million of 6.75% senior debentures in September 2010. This item was partially offset by interest expense from IPL’s issuances of $200 million of 3.65% senior debentures in August 2010 and $150 million of 3.3% senior debentures in June 2010.

Refer to Note 9 of the “Combined Notes to Consolidated Financial Statements” for additional details of IPL’s debt.

AFUDC -
2012 vs. 2011 Summary - AFUDC increased $3 million in 2012 primarily due to AFUDC recognized in 2012 for IPL’s emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4.

IPL currently expects AFUDC to increase in 2013 as compared to 2012 primarily due to increased construction work in progress balances related to environmental projects at Ottumwa Unit 1, George Neal Units 3 and 4, and Lansing Unit 4.

Income Taxes - IPL’s effective income tax rates were (15.2%), (2.7%) and 22.8% in 2012, 2011 and 2010, respectively. Details of the effective income tax rates were as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State apportionment change due to the announced sale of RMT	6.2	—	—
Electric tax benefit rider implemented in February 2011	(37.0)	(26.5)	—
Effect of rate-making on property-related differences	(14.2)	(5.3)	(8.9)
Production tax credits	(9.6)	(9.1)	(4.1)
IRS audit completed in September 2010	—	—	(2.7)
Federal Health Care Legislation enacted in March 2010	—	—	2.0
Other items, net	4.4	3.2	1.5
Overall income tax rate	(15.2%)	(2.7%)	22.8%

2012 vs. 2011 Summary - The decrease in the effective tax rate for 2012 was primarily due to $13 million of additional income tax benefits in 2012 from the effect of rate-making on property-related differences resulting from changes in accounting methodologies for IPL’s allocation of mixed services costs and recording of repair expenditures, and an additional $12 million of income tax benefits in 2012 related to IPL’s tax benefit rider that began in 2011. These items were partially offset by an $8 million state apportionment charge due to the announced sale of RMT in 2012.

2011 vs. 2010 Summary - The decrease in the effective tax rate for 2011 was primarily due to the impact of $36 million of income tax benefits related to IPL’s tax benefit rider that began in 2011. The decrease in the effective tax rate was also due to $5 million of higher production tax credits primarily due to fewer transmission constraints at the Whispering Willow - East wind project during 2011, and $4 million of income tax expense recognized in 2010 related to the impacts of the Federal Health Care Legislation. These items were partially offset by higher state income taxes at IPL related to property-related differences for which Iowa deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles and $5 million of income tax benefits recorded by IPL in 2010 related to the impact of the IRS completing audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008.

Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of state apportionment changes, IPL’s electric tax benefit rider, tax effect of rate-making on property-related differences at IPL, production tax credits, an IRS audit completed in 2010, and Federal Health Care Legislation enacted in 2010. Refer to “Rate Matters” for discussion of IPL’s tax benefit rider. Refer to “Critical Accounting Policies and Estimates” for discussion of the effect of rate-making on property-related differences at IPL and discussion of changes to state apportionment projections resulting from Alliant Energy’s decision in February 2012 to sell RMT. Refer to “Other Future Considerations” for discussion of possible impacts to IPL’s future income taxes resulting from potential tax accounting method changes and trends in production tax credits.

Preferred Dividend Requirements -
2012 vs. 2011 Summary - Preferred dividend requirements decreased $2 million in 2012 primarily due to a $2 million charge in the first quarter of 2011 related to IPL’s redemption of its 7.10% cumulative preferred stock in 2011.

In February 2013, IPL announced it will redeem all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock in March 2013 at par value for approximately $150 million plus accrued and unpaid dividends to the redemption date. IPL expects to record a $5 million charge in the first quarter of 2013 related to this transaction in “Preferred dividend requirements” in its Consolidated Statement of Income.

WPL’S RESULTS OF OPERATIONS

Overview - WPL’s earnings available for common stock increased $2 million and $11 million in 2012 and 2011, respectively. The 2012 increase was primarily due to various asset impairment charges in 2011, higher retail fuel-related cost recoveries and higher AFUDC recognized in 2012 for WPL’s emission controls projects. These items were partially offset by higher purchased electric capacity expenses related to the Kewaunee PPA and a state apportionment charge in 2012. The 2011 increase was primarily due to a base retail electric rate increase implemented in January 2011, lower purchased electric capacity expenses related to the Kewaunee PPA and increased production tax credits generated by the Bent Tree - Phase I wind project. These items were partially offset by higher operating expenses related to the Bent Tree - Phase I wind project and various asset impairment charges in 2011.

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

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2012	2011	(a)	2010	(b)	2012	2011	(a)	2010	(b)
Residential	$446.0	$442.6	1%	$439.6	1%	3,538	3,517	1%	3,541	(1%)
Commercial	246.1	246.1	—%	240.3	2%	2,307	2,300	—%	2,275	1%
Industrial	333.8	333.5	—%	320.9	4%	4,439	4,424	—%	4,252	4%
Retail subtotal	1,025.9	1,022.2	—%	1,000.8	2%	10,284	10,241	—%	10,068	2%
Sales for resale:
Wholesale	159.8	160.2	—%	167.0	(4%)	2,899	2,955	(2%)	2,900	2%
Bulk power and other	14.3	27.6	(48%)	20.6	34%	926	1,028	(10%)	695	48%
Other	18.2	17.5	4%	21.5	(19%)	70	67	4%	70	(4%)
Total revenues/sales	1,218.2	1,227.5	(1%)	1,209.9	1%	14,179	14,291	(1%)	13,733	4%
Electric production fuel expense	173.4	197.4	(12%)	171.7	15%
Energy purchases expense	194.4	184.0	6%	229.5	(20%)
Purchased electric capacity expense	117.8	109.5	8%	134.7	(19%)
Margins	$732.6	$736.6	(1%)	$674.0	9%

(a)	Reflects the % change from 2011 to 2012. (b) Reflects the % change from 2010 to 2011.

2012 vs. 2011 Summary - Electric margins decreased $4 million, or 1%, primarily due to $8 million of higher purchased electric capacity expenses related to the Kewaunee PPA, $5 million of revenues recognized in 2011 related to interim fuel rates collected in 2010 and a decrease in weather-normalized sales volumes. These items were partially offset by a $10 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses and an estimated $8 million increase in electric margins from changes in sales caused by weather conditions in WPL’s service territory. Estimated increases to WPL’s electric margins from the impacts of weather during 2012 and 2011 were $21 million and $13 million, respectively.

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

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s CDD data, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses and sales trends. Refer to “Rate Matters” for discussion of retail rate cases including a retail electric base rate freeze through December 31, 2014.

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

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2012	2011	(a)	2010	(b)	2012	2011	(a)	2010	(b)
Residential	$97.9	$114.5	(14%)	$118.1	(3%)	10,116	11,231	(10%)	11,205	—%
Commercial	54.6	67.3	(19%)	65.8	2%	7,712	8,594	(10%)	8,095	6%
Industrial	3.9	5.5	(29%)	8.9	(38%)	633	825	(23%)	1,289	(36%)
Retail subtotal	156.4	187.3	(16%)	192.8	(3%)	18,461	20,650	(11%)	20,589	—%
Transportation/other	13.2	13.1	1%	13.5	(3%)	26,540	24,490	8%	22,337	10%
Total revenues/sales	169.6	200.4	(15%)	206.3	(3%)	45,001	45,140	—%	42,926	5%
Cost of gas sold	92.3	119.6	(23%)	125.3	(5%)
Margins	$77.3	$80.8	(4%)	$81.0	—%

(a)	Reflects the % change from 2011 to 2012. (b) Reflects the % change from 2010 to 2011.

2012 vs. 2011 Summary - Gas margins decreased $4 million, or 4%, in 2012 largely due to an estimated $7 million decrease in gas margins from changes in sales caused by weather conditions in WPL’s service territory. Estimated increases (decreases) to WPL’s gas margins from the impacts of weather during 2012 and 2011 were ($7) million and $0, respectively. This item was partially offset by an increase in weather normalized sales volumes. WPL believes the increase in weather-normalized sales volumes is partially due to relatively low natural gas prices.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs. Refer to “Rate Matters” for discussion of retail rate cases including a retail gas base rate decrease effective January 1, 2013.

Electric Transmission Service Expenses - Refer to “Other Future Considerations” for discussion of potential changes in future electric transmission services expenses for WPL.

Other Operation and Maintenance Expenses -
2012 vs. 2011 Summary - Other operation and maintenance expenses decreased $15 million primarily due to $7 million of regulatory asset impairment charges recorded in 2011, $5 million of regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in 2012, a $5 million wind site impairment charge recorded in 2011 and $4 million of additional benefits costs recorded in 2011 resulting from an amendment to the Cash Balance Plan. These items were partially offset by $4 million of cost of capital charges allocated to WPL by Corporate Services in 2012.

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

WPL currently expects its other operation and maintenance expense to decrease in 2013 as compared to 2012 due to decreases in regulatory amortizations related to energy conservation and decreases in retirement plan costs, partially offset by additional operation and maintenance expenses associated with Riverside, which WPL acquired in December 2012.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses -
2012 vs. 2011 Summary - Depreciation and amortization expenses increased $1 million in 2012 primarily due to property additions, largely offset by the impact of regulatory-related charges and credits to depreciation expense in 2012 compared to 2011.

2011 vs. 2010 Summary - Depreciation and amortization expenses increased $32 million in 2011 primarily due to property additions, including $17 million of depreciation expense recognized in 2011 related to the Bent Tree - Phase I wind project, which began generating electricity in late 2010. Also contributing to the increase was a depreciation adjustment recorded in 2010, which is not anticipated to have a material impact on future periods.

WPL currently expects its depreciation expense to increase in 2013 as compared to 2012 primarily due to the full year impact of depreciation from its purchase of Riverside in December 2012 and the SCR at Edgewater Unit 5, which was placed in service in the fourth quarter of 2012.

Interest Expense -
2011 vs. 2010 Summary - Interest expense increased $1 million in 2011 primarily due to interest expense from WPL’s issuance of $150 million of 4.6% debentures in June 2010. This item was substantially offset by the impact of WPL’s retirement of $100 million of 7.625% debentures in March 2010.

WPL currently expects its interest expense to increase in 2013 as compared to 2012 due to financings related to its purchase of Riverside in December 2012.

Refer to Note 9 of the “Combined Notes to Consolidated Financial Statements” for additional details of WPL’s debt.

AFUDC -
2012 vs. 2011 Summary -AFUDC increased $7 million in 2012 primarily due to AFUDC recognized in 2012 for WPL’s emission controls projects at Columbia Units 1 and 2, and Edgewater Unit 5.

2011 vs. 2010 Summary - AFUDC decreased $6 million in 2011 primarily due to $10 million of AFUDC recognized in 2010 for the Bent Tree - Phase I wind project. This item was partially offset by $3 million of AFUDC recognized in 2011 for the Edgewater Unit 5 emission controls project.

Income Taxes - WPL’s effective income tax rates were 36.3%, 33.4%, and 39.2% in 2012, 2011 and 2010, respectively. Details of the effective income tax rates were as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State apportionment change due to announced sale of RMT	2.7	—	—
Production tax credits	(4.7)	(6.0)	(1.4)
Federal Health Care Legislation enacted in March 2010	—	—	1.2
Other items, net	3.3	4.4	4.4
Overall income tax rate	36.3%	33.4%	39.2%

2012 vs. 2011 Summary - The increase in the effective income tax rate for 2012 was primarily due to a $7 million state apportionment charge due to the announced sale of RMT in 2012.

2011 vs. 2010 Summary - The decrease in the effective income tax rate for 2011 was primarily due to $11 million of higher production tax credits in 2011 largely due to the Bent Tree - Phase I wind project, which began generating electricity in late 2010, and $3 million of income tax expense recognized in 2010 related to the impacts of Federal Health Care Legislation enacted in March 2010.

Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” for additional information regarding state apportionment changes, production tax credits, and Federal Health Care Legislation enacted in 2010. Refer to “Other Future Considerations” for discussion of possible impacts to WPL’s future income taxes resulting from trends in production tax credits.

Preferred Dividend Requirements - In February 2013, WPL announced it will redeem all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock in March 2013 for approximately $61 million plus accrued and unpaid dividends to the redemption date. WPL expects to record a $1 million charge in the first quarter of 2013 related to this transaction in “Preferred dividend requirements” in its Consolidated Statement of Income.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy, IPL and WPL expect to maintain adequate liquidity to operate their businesses and implement their strategic plan as a result of available capacity under their revolving credit facilities, IPL’s sales of accounts receivable program and operating cash flows generated by their utility business, supplemented by periodic issuances of long-term debt and equity securities.

Liquidity Position - At December 31, 2012, Alliant Energy had $21 million of cash and cash equivalents, $733 million ($196 million at the parent company, $224 million at IPL and $313 million at WPL) of available capacity under their revolving credit facilities and $20 million of available capacity at IPL under its sales of accounts receivable program. Refer to “Cash Flows - Financing Activities - Short-term Debt” and Note 9(a) of the “Combined Notes to Consolidated Financial Statements” for further discussion of the credit facilities. Refer to Note 4(a) of the “Combined Notes to Consolidated Financial Statements” for additional information on IPL’s sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with their investment-grade credit ratings. Alliant Energy, IPL and WPL currently expect to maintain capital structures in which debt would not exceed 45% to 55% of total capital and preferred stock would not exceed 5% to 10% of total capital. These targets may be adjusted depending on subsequent developments and their impact on Alliant Energy’s, IPL’s and WPL’s respective weighted average cost of capital and investment-grade credit ratings. Capital structures at December 31, 2012 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,134.9	47%	$1,519.2	50%	$1,583.0	52%
Preferred stock	205.1	3%	145.1	5%	60.0	2%
Noncontrolling interest	1.8	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	3,138.1	47%	1,359.5	45%	1,331.5	43%
Short-term debt	217.5	3%	26.3	—%	86.6	3%
	$6,697.4	100%	$3,050.1	100%	$3,061.1	100%

Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise the necessary funds reliably and on reasonable terms and conditions, while maintaining financial capital structures consistent with those approved by regulators and necessary to maintain appropriate credit quality. In addition to capital structures, other important financial considerations used to determine the characteristics of future financings include financial coverage ratios, flexibility in capital spending plans, regulatory orders and rate-making considerations, the levels of debt imputed by rating agencies, market conditions and the impact of tax initiatives. The most significant debt imputations relate to the sales of accounts receivable program, the DAEC and Kewaunee PPAs, and pension and other postretirement benefits obligations. The PSCW factors certain imputed debt adjustments in establishing a regulatory capital structure as part of WPL’s retail rate cases, particularly those related to PPAs. The IUB and MPUC do not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure.

Credit and Capital Markets - Alliant Energy, IPL and WPL are aware of the potential implications that credit and capital market disruptions might have on their ability to raise the external funding required for their respective operations and capital expenditure plans. Alliant Energy’s, IPL’s and WPL’s strategic initiatives include a desire to maintain sufficient liquidity resources to reasonably withstand such a disruption. Alliant Energy, IPL and WPL maintain revolving credit facilities to provide backstop liquidity to their commercial paper programs, ensure a committed source of liquidity in the event the commercial paper market becomes disrupted and efficiently manage their long-term financings. In addition, Alliant Energy and IPL maintain a sales of accounts receivable program at IPL as an alternative financing source.

Primary Sources and Uses of Cash - Alliant Energy’s, IPL’s and WPL’s most significant source of cash is from electric and gas sales to their utility customers. Cash from these sales reimburses IPL and WPL for prudently-incurred expenses to provide service to their utility customers and provides IPL and WPL a return of and a return on the assets used to provide such services. Utility operating cash flows are expected to cover the majority of IPL’s and WPL’s capital expenditures required to maintain their current infrastructure and to pay dividends to Alliant Energy’s shareowners. Capital needed to retire debt and fund capital expenditures related to environmental compliance programs and other large strategic projects is expected to be met primarily through external financings.

Cash Flows - Selected information from the Consolidated Statements of Cash Flows was as follows (in millions):

	Alliant Energy			IPL			WPL
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Cash and cash equivalents, January 1	$11.4	$159.3	$175.3	$2.1	$5.7	$0.4	$2.7	$0.1	$18.5
Cash flows from (used for):
Operating activities	841.1	702.7	984.9	291.0	366.9	549.6	427.4	428.8	372.4
Investing activities	(1,155.5)	(652.1)	(866.5)	(331.2)	(200.6)	(415.0)	(710.2)	(305.4)	(449.3)
Financing activities	324.2	(198.5)	(134.4)	42.6	(169.9)	(129.3)	280.8	(120.8)	58.5
Net increase (decrease)	9.8	(147.9)	(16.0)	2.4	(3.6)	5.3	(2.0)	2.6	(18.4)
Cash and cash equivalents, December 31	$21.2	$11.4	$159.3	$4.5	$2.1	$5.7	$0.7	$2.7	$0.1

Operating Activities -
2012 vs. 2011 - Alliant Energy’s cash flows from operating activities increased $138 million primarily due to $166 million of higher cash flows from operations at RMT due to changes in working capital requirements associated with renewable energy projects in 2012 and 2011 and $117 million of pension plan contributions in 2011. These items were partially offset by $85 million of lower cash flows from changes in the level of IPL’s accounts receivable sold during 2012 and 2011, $22 million of higher credits on retail electric customers’ bills in Iowa during 2012 compared to 2011 resulting from IPL’s electric tax benefit rider and changes in working capital during 2012 and 2011.

IPL’s cash flows from operating activities decreased $76 million primarily due to $85 million of lower cash flows from changes in the level of accounts receivable sold during 2012 and 2011, $22 million of higher credits on retail electric customers’ bills in Iowa during 2012 compared to 2011 resulting from the electric tax benefit rider and changes in working capital during 2012 and 2011. These items were partially offset by $58 million of pension plan contributions in 2011 and $22 million of lower income tax payments during 2012 compared to 2011.

WPL’s cash flows from operating activities decreased $1 million primarily due to $48 million of lower income tax refunds during 2012 compared to 2011. This item was largely offset by $47 million of pension plan contributions in 2011.

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

RMT’s Working Capital Requirements - Cash flows from operations at RMT increased significantly in 2012 compared to 2011 largely due to amounts collected in 2012 for customers’ large renewable energy projects completed in late 2011 and in 2012. In January 2013, Alliant Energy sold its remaining interest in RMT.

Pension Plan Contributions - Contributions to qualified and non-qualified defined benefit pension plans for 2010 through 2012 were as follows (in millions):

	2012	2011	2010
IPL (a)	$—	$58	$—
WPL (a)	—	47	—
Other subsidiaries	16	12	8
Alliant Energy	$16	$117	$8

(a)
Pension plan contributions for IPL and WPL include contributions to their respective qualified pension plans as well as an assigned portion of the contributions to pension plans sponsored by Corporate Services.

Alliant Energy, IPL and WPL currently do not expect to make any significant pension plan contributions in 2013 through 2015 based on the funded status and assumed return on assets for each plan as of the December 31, 2012 measurement date. Refer to Note 6(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of the current funded levels of pension plans and contributions expected in 2013.

IPL’s Sales of Accounts Receivable Program - Changes in cash flows related to IPL’s sales of accounts receivable program increased (decreased) Alliant Energy’s and IPL’s cash flows from operations by ($10) million, $75 million and $65 million in 2012, 2011 and 2010, respectively. The decrease in 2012 was primarily due to IPL relying less on its sales of accounts receivable program in 2012 to finance its cash needs. In 2011 and 2010, proceeds from the receivables sold were primarily used by IPL to help fund working capital and construction expenditures, and to reduce short-term debt. In March 2012, IPL extended through March 2014 the purchase commitment from the third-party financial institution to which it sells its receivables. Refer to Note 4(a) of the “Combined Notes to Consolidated Financial Statements” for additional details of IPL’s sales of accounts receivable program.

IPL’s Tax Benefit Riders - IPL implemented its electric tax benefit rider in early 2011 and its gas tax benefit rider in early 2013. These tax benefit riders provide credits on Iowa retail customers’ bills, which result in lower cash flows from operations for Alliant Energy and IPL. IPL’s electric tax benefit rider resulted in $83 million and $61 million of credits on Iowa retail electric customers’ bills during 2012 and 2011, respectively. IPL currently expects $56 million and $12 million of billing credits in 2013 for Iowa retail electric and gas customers, respectively. Refer to “Rate Matters,” “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations,” and Note 5 of the “Combined Notes to Consolidated Financial Statements” for further discussion of IPL’s tax benefit riders.

Income Tax Payments and Refunds - Income tax payments (refunds) received for 2010 through 2012 were as follows (in millions):

	2012	2011	2010
IPL	$3	$25	($126)
WPL	(3)	(51)	(4)
Other subsidiaries	(20)	15	14
Alliant Energy	($20)	($11)	($116)

Alliant Energy’s, IPL’s and WPL’s income tax refunds in 2012, 2011 and 2010 were primarily due to claims filed with the IRS to carryback net operating losses to prior years. Alliant Energy, IPL and WPL do not expect to make any significant federal income tax payments in 2013 and 2014, based on the federal net operating loss and credit carryforward positions as of December 31, 2012. While no significant federal income tax payments in 2013 and 2014 are expected to occur, some tax payments and refunds may occur between consolidated group members (including IPL and WPL) under the tax sharing agreement between Alliant Energy and its subsidiaries. Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” for discussion of the carryforward positions.

Investing Activities -
2012 vs. 2011 - Alliant Energy’s cash flows used for investing activities increased $503 million primarily due to $485 million of higher construction and acquisition expenditures and $12 million of net proceeds from the sale of RMT’s environmental business unit in June 2011. The higher construction and acquisition expenditures resulted from expenditures during 2012 for WPL’s purchase of Riverside, Resources’ Franklin County wind project, Corporate Services’ purchase of its corporate headquarters building at the expiration of the lease term, and emission controls projects at WPL’s Columbia Units 1 and 2, IPL’s Ottumwa Unit 1 and IPL’s George Neal Units 3 and 4. These items were partially offset by progress payments by IPL during 2011 for wind turbine generators that were sold to Resources in 2011, and expenditures during 2011 for WPL’s Bent Tree - Phase I wind project and WPL’s acquisition of the remaining 25% interest in Edgewater Unit 5.

IPL’s cash flows used for investing activities increased $131 million primarily due to $115 million of proceeds from the sale of wind project assets to Resources in 2011, and $14 million of higher construction expenditures. The higher construction expenditures resulted from expenditures during 2012 for the emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4, partially offset by progress payments during 2011 for wind turbine generators that were sold to Resources in 2011.

WPL’s cash flows used for investing activities increased $405 million primarily due to $404 million of higher construction and acquisition expenditures. The higher construction and acquisition expenditures resulted from expenditures during 2012 for the purchase of Riverside and emission controls projects at Columbia Units 1 and 2. These items were partially offset by expenditures during 2011 for the Bent Tree - Phase I wind project and the acquisition of the remaining 25% interest in Edgewater Unit 5.

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

Construction and Acquisition Expenditures - Capital expenditures and financing plans are reviewed, approved and updated as part of Alliant Energy’s, IPL’s and WPL’s strategic and operational planning processes. Significant capital projects and investments are subject to a cross-functional review prior to approval. Changes in Alliant Energy’s, IPL’s and WPL’s anticipated construction and acquisition expenditures may result from a number of reasons including economic conditions, regulatory requirements, changing legislation, ability to obtain adequate and timely rate relief, improvements in technology, changing market conditions and new opportunities. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future capital expenditures. As a result, they have some discretion with regard to the level and timing of capital expenditures eventually incurred, and closely monitor and frequently update such estimates. Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures for 2013 through 2016 as follows (in millions):

	Alliant Energy				IPL				WPL
	2013	2014	2015	2016	2013	2014	2015	2016	2013	2014	2015	2016
Utility business (a):
Generation - new IPL gas facility	$10	$100	$325	$200	$10	$100	$325	$200	$—	$—	$—	$—
Environmental	355	210	200	165	185	120	15	5	170	90	185	160
Generation performance improvements	35	75	25	45	30	60	10	20	5	15	15	25
Other	380	410	405	410	200	225	230	235	180	185	175	175
Total utility business	780	795	955	820	$425	$505	$580	$460	$355	$290	$375	$360
Corporate Services (b)	40	45	30	20
Other (b)	15	20	5	5
	$835	$860	$990	$845

(a)
Cost estimates represent Alliant Energy’s, IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures and exclude AFUDC, if applicable. Refer to “Strategic Overview” for further discussion of the generation and environmental compliance plans.

(b)	Cost estimates represent total escalated construction and acquisition expenditures and exclude capitalized interest.

Government Incentives for Wind Projects - Alliant Energy completed Resources’ 100 MW Franklin County wind project in the fourth quarter of 2012, which made the project eligible for one of the government incentives available under the American Recovery and Reinvestment Act (ARRA) enacted in 2009. Alliant Energy chose to elect the cash grant option, which is expected to result in approximately $62 million of grant proceeds in the first half of 2013. Refer to Note 4(d) of the “Combined Notes to Consolidated Financial Statements” for further discussion of the cash grant related to the Franklin County wind project.

Financing Activities -
2012 vs. 2011 - Alliant Energy’s cash flows from financing activities increased $523 million primarily due to the impacts of $385 million of long-term debt issued in 2012 discussed below, changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL, and $40 million of payments to redeem IPL’s 7.10% cumulative preferred stock in April 2011.

IPL’s cash flows from financing activities increased $213 million primarily due to $101 million of repayments of capital to its parent company, Alliant Energy, during 2011, changes in the amount of commercial paper outstanding, $56 million of higher capital contributions from its parent company during 2012 compared to 2011, and $40 million of payments to redeem IPL’s 7.10% cumulative preferred stock in April 2011. These items were partially offset by $50 million of higher common stock dividends paid to its parent company during 2012 compared to 2011.

WPL’s cash flows from financing activities increased $402 million primarily due to the impacts of $250 million of long-term debt issued in 2012 discussed below, changes in the amount of commercial paper outstanding and $65 million of higher capital contributions from its parent company, Alliant Energy, during 2012 compared to 2011.

Increases in financing cash flows due to the issuance of long-term debt for 2012 vs. 2011 were as follows (in millions):

	Alliant Energy	WPL
WPL’s 2.25% debentures in November 2012	$250	$250
Corporate Services’ 3.45% senior notes in September 2012	75	—
Franklin County Holdings, LLC variable-rate term loan credit agreement in December 2012	60	—
	$385	$250

2011 vs. 2010 - Alliant Energy’s cash flows used for financing activities increased $64 million primarily due to the impacts of long-term debt issued and retired during 2010 discussed below and $40 million of payments to redeem IPL’s 7.10% cumulative preferred stock in 2011. These items were partially offset by changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL.

IPL’s cash flows used for financing activities increased $41 million primarily due to the impacts of long-term debt issued and retired during 2010 discussed below, $73 million of common stock dividends paid to its parent company during 2011, and $40 million of payments to redeem its 7.10% cumulative preferred stock in 2011. These items were partially offset by changes in the amount of commercial paper outstanding.

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

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a public utility’s primary state regulatory commission has retained jurisdiction over such matters. FERC has authority over the issuance of securities by IPL and Corporate Services. FERC does not have authority over the issuance of securities by Alliant Energy, WPL or Resources.

In October 2011, IPL received authorization from FERC for $750 million of long-term debt securities issuances, $750 million of short-term debt securities outstanding (including borrowings from its parent, with $674 million of remaining authority as of December 31, 2012) and $200 million of preferred stock issuances through 2013.

In March 2012, Corporate Services received authorization from FERC for $150 million of long-term debt securities issuances (with $75 million of remaining authority as of December 31, 2012) and to maintain up to $200 million of short-term debt securities outstanding through March 30, 2014. As of December 31, 2012, Corporate Services has authority under the March 2012 order issued by FERC to receive an unspecified amount of capital contributions and advances from its parent or other affiliates through March 30, 2014.

State Regulatory Financing Authorizations - In November 2011, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and/or letters of credit outstanding through the earlier of the expiration date of WPL’s credit facility agreement (including extensions) or December 2019. As of December 31, 2012, WPL has remaining authority to issue up to $400 million of long-term debt securities in 2013 pursuant to a February 2012 PSCW order.

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

Shelf Registrations - Alliant Energy, IPL and WPL have current shelf registration statements with the Securities and Exchange Commission for availability through December 2014 as follows:

	Alliant Energy	IPL	WPL
Aggregate amount available as of December 31, 2012	Unspecified	$800 million	$550 million
Securities available to be issued	Common stock, debt and other securities	Preferred stock and debt securities	Preferred stock and debt securities

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors. In November 2012, Alliant Energy announced an increase in its targeted 2013 annual common stock dividend to $1.88 per share, which is equivalent to a quarterly rate of $0.47 per share, beginning with the February 15, 2013 dividend payment. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. Alliant Energy’s dividend payout ratio was 61% of its consolidated earnings from continuing operations in 2012. Refer to Note 7 of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s dividend payment restrictions based on the terms of their outstanding preferred stock and applicable regulatory limitations.

Common Stock Issuances and Capital Contributions - Alliant Energy issued $1 million, $3 million and $6 million of additional common stock from the exercise of stock options under its equity-based compensation plans for employees in 2012, 2011 and 2010, respectively. Alliant Energy currently anticipates its only common stock issuances in 2013 will be to issue new shares under its equity-based compensation plans for employees. Refer to Note 6(b) of the “Combined Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances in 2012 under its equity-based compensation plans for employees. Refer to Note 7 of the “Combined Notes to Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to each of IPL, WPL, Resources and Corporate Services; payments of common stock dividends by IPL and WPL to their parent company; and repayments of capital by IPL and Resources to their parent company.

Preferred Stock Redemptions - In February 2013, IPL announced it will redeem all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock in March 2013 at par value for approximately $150 million plus accrued and unpaid dividends to the redemption date. In February 2013, WPL announced it will redeem all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock in March 2013 for approximately $61 million plus accrued and unpaid dividends to the redemption date. In 2011, IPL redeemed all 1,600,000 outstanding shares of its 7.10% cumulative preferred stock at par value for $40 million plus accrued and unpaid dividends up to the redemption date.

Short-term Debt - Alliant Energy and its subsidiaries maintain committed revolving credit facilities to provide short-term borrowing flexibility and backstop liquidity for commercial paper outstanding. At December 31, 2012, Alliant Energy's short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL), which expire in December 2016. There are currently 12 lenders that participate in the three credit facilities, with aggregate respective commitments ranging from $25 million to $113 million. Each of the credit facilities has a renewal provision for two one-year extensions, subject to lender approval. Each of the credit facilities has a provision to expand the facility size up to $100 million, subject to lender approval for Alliant Energy and IPL, and subject to lender and regulatory approvals for WPL. During 2012, the Alliant Energy parent company, IPL and WPL issued commercial paper to meet short-term financing requirements and did not borrow directly under their respective credit facilities.

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a financial covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of the applicable borrower), capital lease obligations, letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans are not included in the debt-to-capital ratios. The equity component of the capital ratios excludes accumulated other comprehensive income (loss).

The credit agreements contain provisions that prohibit placing liens on any of Alliant Energy’s, IPL’s or WPL’s property or their respective subsidiaries with certain exceptions. Exceptions include among others, liens to secure obligations of up to 5% of the consolidated assets of the applicable borrower (valued at carrying value), liens imposed by government entities, materialmens’ and similar liens, judgment liens, and liens to secure non-recourse debt not to exceed $100 million outstanding at any one time, and purchase money liens.

The credit agreements contain provisions that require, during their term, any proceeds from asset sales, with certain exclusions, in excess of 20% of Alliant Energy’s, IPL’s and WPL’s respective consolidated assets be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions and sales of non-regulated assets and accounts receivable.

The credit agreements contain customary events of default. In addition, Alliant Energy’s credit agreement contains a cross-default provision that would be triggered if Alliant Energy or any domestic, majority-owned subsidiary of Alliant Energy defaults on debt (other than non-recourse debt) totaling $50 million or more. A cross-default provision would be triggered for Alliant Energy under the IPL or WPL credit agreements if IPL or WPL, as applicable, or a majority-owned subsidiary accounting for 20% or more of IPL’s or WPL’s, as applicable, consolidated assets (valued at carrying value) defaults on debt totaling $50 million or more. A default by a minority-owned subsidiary and, in the case of the Alliant Energy credit agreement, a default by a foreign subsidiary, would not trigger a cross-default. A default by Alliant Energy, Corporate Services or Resources and its subsidiaries would not trigger a cross-default under either the IPL or WPL credit agreements, nor would a default by either of IPL or WPL constitute a cross-default event for the other. If an event of default under any of the credit agreements occurs and is continuing, then the lenders may declare any outstanding obligations under the credit agreements immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to

Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit agreements would be immediately due and payable. In addition, IPL’s sales of accounts receivable program agreement contains a cross-default provision that is triggered if IPL or Alliant Energy incurs an event of default on debt totaling $50 million or more. If an event of default under IPL’s sales of accounts receivable program agreement occurs, then the counterparty could terminate such agreement. Refer to Note 4(a) of the “Combined Notes to Consolidated Financial Statements” for additional information on amounts outstanding under IPL’s sales of accounts receivable program.

A material adverse change representation is not required for borrowings under the credit agreements.

At December 31, 2012, Alliant Energy, IPL and WPL were in compliance with all covenants and other provisions of the credit agreements.

Refer to Note 9(a) of the “Combined Notes to Consolidated Financial Statements” for additional information on the credit facilities, commercial paper outstanding and debt-to-capital ratios.

Long-term Debt - In 2012, there were no significant retirements of long-term debt. In 2012, significant issuances of long-term debt were as follows (dollars in millions):

Company	Principal Amount	Type	Interest Rate	Maturity Date	Use of Proceeds
WPL	$250	Debentures	2.25%	Nov-2022	Fund a portion of the purchase price of Riverside
Corporate Services	75	Senior notes	3.45%	Sep-2022	Repay short-term debt primarily incurred for the purchase of the corporate headquarters building and for general working capital purposes
Franklin County Holdings, LLC	60	Variable-rate term loan credit agreement	1.1% at December 31, 2012	Dec-2014	Fund a portion of the costs of the Franklin County wind project

Refer to Note 9(b) of the “Combined Notes to Consolidated Financial Statements” for further discussion of long-term debt.

Financing Forecast for 2013 - Alliant Energy, IPL and WPL currently expect to issue up to $500 million, $500 million and $0, respectively, of preferred stock and/or long-term debt in 2013. These amounts exclude any commercial paper outstanding that may be classified as long-term debt.

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

		Standard & Poor’s Ratings Services	Moody’s Investors Service
Alliant Energy:	Corporate/issuer	A-	Baa1
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	BBB+	Baa1
	Outlook	Stable	Stable
IPL:	Corporate/issuer	A-	A3
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	A-	A3
	Preferred stock	BBB	Baa2
	Outlook	Stable	Stable
WPL:	Corporate/issuer	A	A2
	Commercial paper	A-1	P-1
	Senior unsecured long-term debt	A	A2
	Preferred stock	BBB+	Baa1
	Outlook	Stable	Stable
Resources:	Corporate/issuer	A-	Not rated

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

Off-Balance Sheet Arrangements -
Synthetic Leases - Alliant Energy and WPL utilize off-balance sheet synthetic operating leases related to the financing of certain utility railcars. Synthetic leases provide favorable financing rates to Alliant Energy and WPL while allowing them to maintain operating control of their leased assets. Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for future minimum lease payments and residual value guarantees associated with these synthetic leases.

Special Purpose Entities - IPL maintains a Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. In 2012, 2011 and 2010, IPL evaluated the third-party financial institution that purchases IPL’s receivable assets under the Agreement and believes that the third-party financial institution is a variable interest entity. However, IPL does not have a variable interest in the third-party financial institution. Refer to “Cash Flows - Operating Activities - IPL’s Sales of Accounts Receivable Program” and Note 4(a) of the “Combined Notes to Consolidated Financial Statements” for information regarding IPL’s sales of accounts receivable program including an extension through March 2014 of the purchase commitment from the third-party financial institution to which IPL sells its receivables.

Guarantees, Surety Bonds and Indemnifications - Alliant Energy has guarantees, surety bonds and indemnifications outstanding at December 31, 2012 related to its prior divestiture activities, including Alliant Energy’s sale of its remaining interest in RMT in January 2013. Refer to Note 13(d) of the “Combined Notes to Consolidated Financial Statements” for additional information.

Certain Financial Commitments -
Contractual Obligations - Consolidated long-term contractual obligations as of December 31, 2012 were as follows (in millions):

Alliant Energy	2013	2014	2015	2016	2017	Thereafter	Total
Operating expense purchase obligations (Note 13(b)):
Purchased power and fuel commitments (a)	$574	$183	$111	$31	$14	$6	$919
SO2 emission allowances	—	—	12	14	8	—	34
Other (b)	22	4	3	—	—	—	29
Long-term debt maturities (Note 9(b))	51	358	183	3	4	2,551	3,150
Interest - long-term debt obligations	162	162	146	142	142	1,694	2,448
Capital purchase obligations (Note 13(a))	46	—	—	—	—	—	46
Operating leases (Note 3(a))	9	13	5	3	2	24	56
Capital leases	1	1	1	—	—	1	4
	$865	$721	$461	$193	$170	$4,276	$6,686

IPL	2013	2014	2015	2016	2017	Thereafter	Total
Operating expense purchase obligations (Note 13(b)):
Purchased power and fuel commitments (a)	$346	$91	$32	$13	$3	$6	$491
SO2 emission allowances	—	—	12	14	8	—	34
Other (b)	9	2	1	—	—	—	12
Long-term debt maturities (Note 9(b))	50	38	150	—	—	1,125	1,363
Interest - long-term debt obligations	74	74	70	67	67	713	1,065
Operating leases (Note 3(a))	4	3	3	2	2	16	30
Capital leases	—	1	1	—	—	1	3
	$483	$209	$269	$96	$80	$1,861	$2,998

WPL	2013	2014	2015	2016	2017	Thereafter	Total
Operating expense purchase obligations (Note 13(b)):
Purchased power and fuel commitments (a)	$157	$58	$57	$13	$7	$—	$292
Other (b)	11	—	—	—	—	—	11
Long-term debt maturities (Note 9(b))	—	8	31	—	—	1,300	1,339
Interest - long-term debt obligations	71	71	71	69	69	960	1,311
Capital purchase obligations (Note 13(a))	46	—	—	—	—	—	46
Operating leases (Note 3(a))	4	9	2	1	—	—	16
Capital lease - Sheboygan Falls Energy Facility (Note 3(b))	15	15	15	15	15	113	188
Capital leases - other	1	—	—	—	—	—	1
	$305	$161	$176	$98	$91	$2,373	$3,204

(a)
Purchased power and fuel commitments represent normal business contracts used to ensure adequate purchased power, coal and natural gas supplies and to minimize exposure to market price fluctuations. Alliant Energy, through its subsidiary Corporate Services, has entered into various coal commitments that have not yet been directly assigned to IPL and WPL. Such commitments are included in the Alliant Energy purchased power and fuel commitments but are not included in IPL’s or WPL’s purchased power and fuel commitments.

(b)	Other operating expense purchase obligations represent individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2012.

At December 31, 2012, Alliant Energy’s, IPL’s and WPL’s uncertain tax positions recorded as liabilities were not material, and are not included in the above tables.

Refer to Note 6(a) of the “Combined Notes to Consolidated Financial Statements” for anticipated pension and other postretirement benefits funding amounts, which are not included in the above tables. Refer to “Cash Flows - Investing Activities - Construction and Acquisition Expenditures” for additional information on construction and acquisition programs. In addition, at December 31, 2012, there were various other long-term liabilities and deferred credits included on the Consolidated Balance Sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s, IPL’s and WPL’s primary market risk exposures are associated with commodity prices, investment prices and interest rates. Alliant Energy, IPL and WPL have risk management policies to monitor and assist in mitigating these market risks and use derivative instruments to manage some of the exposures. Refer to Notes 1(i) and 12 of the “Combined Notes to Consolidated Financial Statements” for further discussion of derivative instruments.

Commodity Price - Alliant Energy, IPL and WPL are exposed to the impact of market fluctuations in the price and transportation costs of commodities they procure and market. Alliant Energy, IPL and WPL employ established policies and procedures to mitigate their risks associated with these market fluctuations, including the use of various commodity derivatives and contracts of various durations for the forward sale and purchase of these commodities. Alliant Energy’s, IPL’s and WPL’s exposure to commodity price risks in their utility businesses is also significantly mitigated by current rate-making structures in place for recovery of their electric production fuel and purchased energy expenses (fuel-related costs) as well as their cost of natural gas purchased for resale. IPL’s electric and gas tariffs and WPL’s wholesale electric and gas tariffs provide for subsequent monthly adjustments to their tariff rates for material changes in prudently incurred commodity costs. IPL’s and WPL’s rate mechanisms, combined with commodity derivatives, significantly reduce commodity risk associated with their electric and gas margins.

WPL’s retail electric margins have the most exposure to the impact of changes in commodity prices for Alliant Energy and WPL due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs. The cost recovery mechanism applicable for WPL’s retail electric customers is based on forecasts of fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. Under this cost recovery mechanism, if WPL’s actual fuel-related costs fall outside this fuel monitoring range during the test period, WPL is authorized to defer the incremental under-/over-collection of fuel-related costs from retail electric customers that are outside the approved ranges. Deferral of under-collection of fuel-related costs are reduced to the extent WPL’s return on common equity during the fuel cost plan year exceeds the most recently authorized return on common equity. Retail fuel-related costs incurred by WPL in 2012 were lower than retail fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs for 2012 of approximately $17 million (including $11 million outside the approved range for 2012). As of December 31, 2012, Alliant Energy and WPL recorded $11 million in “Regulatory liabilities” on their Consolidated Balance Sheets for refunds expected to be used to adjust fuel-related cost changes in 2014.

In December 2012, the PSCW approved annual forecasted fuel-related costs per MWh of $23.28 based on $320 million of variable fuel-related costs for WPL’s 2013 test period. These 2013 fuel-related costs will be monitored using an annual bandwidth of plus or minus 2%. Based on the cost recovery mechanism in Wisconsin, the annual forecasted fuel-related costs approved by the PSCW in December 2012 and an annual bandwidth of plus or minus 2%, Alliant Energy and WPL currently estimate the commodity risk exposure to their electric margins in 2013 is approximately $5 million.

Refer to “Rate Matters” and Note 1(h) of the “Combined Notes to Consolidated Financial Statements” for additional details of utility cost recovery mechanisms that significantly reduce Alliant Energy’s, IPL’s and WPL’s commodity risk.

Investment Price - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in debt and equity securities, largely related to securities held by their pension and other postretirement benefits plans. Refer to Note 6(a) of the “Combined Notes to Consolidated Financial Statements” for details of the debt and equity securities held by their pension and other postretirement benefits plans. Refer to “Critical Accounting Policies and Estimates - Pensions and Other Postretirement Benefits” for the impact on Alliant Energy’s, IPL’s and WPL’s retirement plan costs of changes in the rate of returns earned by their plan assets.

Interest Rate - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates as a result of cash proceeds outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings and cash proceeds outstanding under IPL’s sales of accounts receivable program at December 31, 2012, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $5 million, $2 million and $1 million, respectively.

Refer to Notes 4(a) and 9 of the “Combined Notes to Consolidated Financial Statements” for additional information on cash proceeds outstanding under IPL’s sales of accounts receivable program, and short- and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Policies and Estimates - Pensions and Other Postretirement Benefits” for the impacts of changes in discount rates on retirement plan obligations and costs.

Critical Accounting Policies and Estimates - The preparation of consolidated financial statements in conformity with GAAP requires that management apply accounting policies and make estimates that affect results of operations and the amounts of assets and liabilities reported in the financial statements. Based on historical experience and various other factors, Alliant Energy, IPL and WPL believe the following accounting policies and estimates are critical to their business and the understanding of their financial results as they require critical assumptions and judgments by management. The results of these assumptions and judgments form the basis for making estimates regarding the results of operations and the amounts of assets and liabilities that are not readily apparent from other sources. Actual financial results may differ materially from these estimates. Alliant Energy’s, IPL’s and WPL’s management has discussed these critical accounting policies and estimates with the Audit Committee of their Board of Directors. Refer to Note 1 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of accounting policies and the estimates used in the preparation of the consolidated financial statements.

Contingencies - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimated based upon current available information. The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that Alliant Energy, IPL and WPL make in accounting for contingencies, and the gains and losses that they record upon the ultimate resolution of these uncertainties, could have a significant effect on the results of operations and the amount of assets and liabilities in their financial statements. Note 13 of the “Combined Notes to Consolidated Financial Statements” provides discussion of contingencies assessed at December 31, 2012 including various pending legal proceedings that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - Alliant Energy’s utility subsidiaries (IPL and WPL) are regulated by various federal and state regulatory agencies. As a result, they are subject to accounting guidance for regulated operations, which recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or regulatory liabilities arise as a result of a difference between GAAP and the accounting principles imposed by the regulatory agencies in the rate-making process. Regulatory assets generally represent incurred costs that have been deferred as they are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. Alliant Energy, IPL and WPL recognize regulatory assets and regulatory liabilities in accordance with the rulings of applicable federal and state regulators, and future regulatory rulings may impact the carrying value and accounting treatment of their regulatory assets and regulatory liabilities.

Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies and historical decisions by such regulatory agencies regarding similar regulatory assets and regulatory liabilities. The judgments used by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these judgments may result in a material impact on Alliant Energy’s, IPL’s and WPL’s results of operations and the amount of assets and liabilities in their financial statements. Note 1(b) of the “Combined Notes to Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and regulatory liabilities assessed at December 31, 2012 as well as material changes to their regulatory assets and regulatory liabilities during 2012.

Long-Lived Assets - Alliant Energy, IPL and WPL complete periodic assessments regarding the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include assets within their non-regulated operations that are proposed to be sold or are generating operating losses, and certain long-lived assets within their regulated operations that may not be fully recovered from IPL’s and WPL’s customers as a result of regulatory decisions in the future.

Non-regulated Operations - Factors considered in determining if an impairment review is necessary for long-lived assets within non-regulated operations include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the acquired assets or business strategy related to such assets, and significant negative industry, regulatory or economic trends. When an impairment review is deemed necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset exceeds the expected undiscounted future cash flows, an impairment loss is recognized equal to the amount the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Alliant Energy’s and IPL’s long-lived assets within their non-regulated operations assessed in 2012 included a wind site currently expected to be used to develop a future wind project. In addition, Alliant Energy’s long-lived assets within its non-regulated operations assessed in 2012 also included the Franklin County wind project.

Franklin County Wind Project - Alliant Energy completed construction of its 100 MW Franklin County wind project and placed it into service in December 2012. Alliant Energy performed an evaluation of the recoverability of the carrying value of the Franklin County wind project given a significant change in the use of the asset as a result of it being placed into service, continued downturn in forward electricity prices in 2012 and no long-term off-take arrangement. The evaluation concluded the undiscounted cash flows expected from the Franklin County wind project during its estimated useful life exceeded its carrying value as of December 31, 2012, resulting in no impairment. Changes in the estimated cash flows could result in the undiscounted cash flows being less than the carrying amount and a future material impairment could be required.

Primary factors that could have an effect on the future expected cash flows for the project include the price of electricity generated from the project during its useful life, the volume of electricity generated, the expected life of the project and changes in anticipated operation and maintenance expenses. An impairment of the Franklin County wind project could be triggered in the future if long-term electricity prices stay at current depressed levels or decline even further, or if the expected output or life of the project is significantly reduced. As of December 31, 2012, the capitalized expenditures for the project were $148 million. Notes 1(e) and 1(f) of the “Combined Notes to Consolidated Financial Statements” provide additional discussion of the Franklin County wind project. Note 4(d) and “Other Future Considerations” provide discussion of a cash grant related to the Franklin County wind project.

Undeveloped Wind Site - As of December 31, 2012, Alliant Energy and IPL have an undeveloped wind site with capitalized costs of $13 million related to IPL’s 200 MW of wind site capacity in Franklin County, Iowa. Alliant Energy and IPL assessed the recoverability of this undeveloped wind site given the long-term period projected until the site is utilized and concluded no impairment was required as of December 31, 2012. Changes in the future use of this undeveloped wind site could result in a future material impairment. The future utilization of this undeveloped wind site is dependent on the future demand of wind energy in the region where the wind site is located. The future demand of wind energy in the region where the wind site is located is dependent on various factors including future government incentives for wind projects, energy policy and legislation including federal and state renewable energy standards and regulation of carbon emissions, electricity and fossil fuel prices, transmission constraints in the region where the wind site is located and further technological advancements for wind generation. Alliant Energy and IPL currently believe, based on a combination of the various factors, further wind development in the region where the wind site is located will occur. Alliant Energy and IPL could realize an impairment related to this wind site if one or more of these factors are no longer expected to occur, or actions by regulatory agencies with jurisdiction over IPL indicate the costs of the undeveloped wind site would not be approved to be recovered from customers.

Regulated Operations - Long-lived assets within regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL is disallowed recovery of any portion of the carrying value of its regulated property, plant and equipment that has been recently completed or is probable of abandonment, an impairment charge is recognized equal to the amount of the carrying value that was disallowed. If IPL or WPL is disallowed a full or partial return on the carrying value of its regulated property, plant and equipment that has been recently completed or is probable of abandonment, an impairment charge is recognized equal to the difference between the carrying amount of the asset and the present value of the future revenues expected from its regulated property, plant and equipment. Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment in 2012 included WPL’s Bent Tree - Phase I wind project, IPL’s Whispering Willow - East wind project, and IPL’s and WPL’s generating units subject to early retirement.

WPL’s Bent Tree - Phase I Wind Project - WPL placed the remaining portion of its 200 MW Bent Tree - Phase I wind project in service in 2011. In 2009, WPL requested that MISO conduct an optional study to identify any local transmission constraints that would prevent full output of the Bent Tree wind project. Based on the results of the optional study performed by MISO, WPL requested that ITC perform a facilities study to determine the feasibility and cost of an upgrade to a local transmission line needed to enable Bent Tree to achieve full generation capacity, which ITC completed in 2010. WPL entered into a Facility Construction Agreement (FCA) with ITC and MISO in 2011 to address the local transmission system constraint. Pursuant to the FCA and ITC’s Attachment “FF” tariff, WPL advanced funds to ITC in 2011 and 2012 necessary to construct the transmission upgrades on ITC’s system. As of December 31, 2012, Alliant Energy and WPL recorded $14 million in “Deferred charges and other” on their Consolidated Balance Sheets related to the project constructed by ITC. MISO is expected to complete the definitive planning phase study for Bent Tree in the first half of 2013. If the facilities are identified as required network upgrades as a result of the MISO definitive planning phase study, the facilities will be entitled to cost reimbursement from ITC, and WPL will be reimbursed by ITC for up to 100% of the transmission upgrade costs. While Alliant Energy and WPL believe their cost of the facilities will be reimbursed fully by ITC, Alliant Energy and WPL could record an impairment of these costs if they are determined not to be a required network upgrade and thus fail to qualify for reimbursement under ITC’s current Attachment “FF” tariff mechanism or if there is a change in ITC’s current Attachment “FF” tariff mechanism, and WPL is not able to recover these costs from its electric customers. Refer to “Other Future Considerations - Electric Transmission Service Charges” for further discussion of ITC’s Attachment “FF” tariff mechanism.

IPL’s Whispering Willow - East Wind Project - Refer to Note 1(e) of the “Combined Notes to Consolidated Financial Statements” for discussion of an $8 million impairment of the Minnesota retail portion of IPL’s Whispering Willow - East wind project costs during 2011 based on the MPUC’s August 2011 order.

Generating Units Subject to Early Retirement - Due to current and proposed environmental regulations, Alliant Energy, IPL and WPL are evaluating future plans for their electric generation fleet and have announced the early retirement of certain older and less-efficient EGUs. When it becomes probable that an EGU will be retired before the end of its useful life, Alliant Energy, IPL and WPL must assess whether the EGU meets the criteria to be considered abandoned. EGUs that are considered to be abandoned generally have material remaining net book values and are expected to cease operations in the near term significantly before the end of their original estimated useful lives. If an EGU meets the criteria to be considered abandoned, Alliant Energy, IPL and WPL must assess the probability of full recovery of the remaining carrying value of such EGU. If it is probable that regulators will not allow full recovery of and a full return on the remaining carrying amount of the abandoned EGU, an impairment charge is recognized equal to the difference between the remaining carrying value and the present value of the future revenues expected from the abandoned EGU. Alliant Energy, IPL and WPL evaluated their EGUs that are subject to early retirement and determined they did not have any EGUs that met the criteria to be considered abandoned as of December 31, 2012. Changes in the conclusions of whether an EGU is considered abandoned and the probability of regulators allowing full recovery of and return on the remaining carrying amount of EGUs considered to be abandoned could result in future material impairments. Refer to “Strategic Overview” for discussion of EGUs that may be retired by Alliant Energy, IPL and WPL along with the aggregate net book values of these EGUs.

Unbilled Revenues - Unbilled revenues are primarily associated with Alliant Energy’s, IPL’s and WPL’s utility operations. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout the month. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates. Such process involves the use of various judgments and assumptions and significant changes in these judgments and assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s results of operations. As of December 31, 2012, unbilled revenues related to Alliant Energy’s utility operations were $158 million ($77 million at IPL and $81 million at WPL). Note 4(a) of the “Combined Notes to Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of December 31, 2012 sold to a third-party financial institution related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL sponsor various defined benefit pension and other postretirement benefits plans that provide benefits to a significant portion of their employees. Alliant Energy, IPL and WPL make assumptions and judgments periodically to estimate the obligations and costs related to their retirement plans. There are many judgments and assumptions involved in determining an entity’s pension and other postretirement liabilities and costs each period including employee demographics (including age, life expectancies and compensation levels), discount rates, assumed rates of return and funding. Changes made to plan provisions may also impact current and future benefits costs. Judgments and assumptions are supported by historical data and reasonable projections and are reviewed at least annually. The following table shows the impacts of changing certain key actuarial assumptions discussed above (in millions):

Alliant Energy	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2012	Impact on 2013 Net Periodic Benefit Costs	Impact on Projected Benefit Obligation at December 31, 2012	Impact on 2013 Net Periodic Benefit Costs
1% change in discount rate	$161	$10	$21	$2
1% change in expected rate of return	N/A	9	N/A	1

IPL	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2012	Impact on 2013 Net Periodic Benefit Costs	Impact on Projected Benefit Obligation at December 31, 2012	Impact on 2013 Net Periodic Benefit Costs
1% change in discount rate	$74	$5	$9	$1
1% change in expected rate of return	N/A	5	N/A	1

WPL	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2012	Impact on 2013 Net Periodic Benefit Costs	Impact on Projected Benefit Obligation at December 31, 2012	Impact on 2013 Net Periodic Benefit Costs
1% change in discount rate	$70	$5	$8	$1
1% change in expected rate of return	N/A	4	N/A	—

Note 6(a) of the “Combined Notes to Consolidated Financial Statements” provides additional details of pension and other postretirement benefits plans. Note 13(c) of the “Combined Notes to Consolidated Financial Statements” provides recent developments of the class-action lawsuit filed against the Cash Balance Plan in 2008.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations. Alliant Energy’s, IPL’s and WPL’s critical assumptions and judgments for 2012 include projections of qualifying repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences, and projections of future taxable income used to determine their ability to utilize net operating losses and credit carryforwards prior to their expiration and the states in which such future taxable income will be apportioned.

Effect of Rate-making on Property-related Differences - Alliant Energy’s and IPL’s effective tax rates are normally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits and expenses resulting from certain of these property-related differences caused by changes in accounting methodologies and tax elections available under the Internal Revenue Code. These tax benefits related to the tax treatment of repair expenditures, allocation of insurance proceeds from the floods in 2008 and allocation of mixed services costs. In 2010, IPL received approval from the IUB to record any tax benefits and expenses from these changes in accounting methodologies in a regulatory liability account until the IRS audit process related to such changes in accounting methodologies was completed. The IRS audit process was completed for allocation of mixed service costs with the income tax return for calendar year 2010 and repairs expenditures with the income tax return for calendar year 2011. As a result, IPL has recognized the tax benefits and expenses from the change in accounting method for allocation of mixed service costs through 2010 and the tax benefits and expenses from the change in accounting method for repairs expenditures through 2011 in a regulatory liability referred to as the tax benefit riders. The tax benefits and expenses from the changes in accounting method for allocation of mixed service costs subsequent to 2010 and the tax benefits and expenses from the changes in accounting method for repairs expenditures subsequent to 2011 are being recorded consistent with general Iowa rate-making principles, which impact income tax expense and benefits at Alliant Energy and IPL. Changes in assumptions regarding the amount of IPL’s qualifying repairs expenditures and allocation of mixed service costs could result in a material impact on Alliant Energy’s and IPL’s financial condition and results of operations. Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” and “Rate Matters” for further discussion of the tax benefit riders and details of how the effect of rate-making on property-related differences impacted Alliant Energy’s and IPL’s effective income tax rates for 2012 and 2011.

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

State Apportionment - Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax group, including both its regulated operations and its non-regulated operations. Alliant Energy, IPL and WPL recorded $15 million, $8 million and $7 million, respectively, of income tax expense in the first quarter of 2012 due to changes in state apportionment projections caused by the anticipated sale of Alliant Energy’s RMT business that was completed in January 2013. A significant majority of the additional income tax expense recognized from changes in state apportionment projections were recorded at IPL and WPL due to their large deferred tax liability positions at December 31, 2011.

Refer to Note 1(c) of the “Combined Notes to Consolidated Financial Statements” for further discussion of regulatory accounting for taxes. Refer to Note 5 of the “Combined Notes to Consolidated Financial Statements” for further discussion of federal tax credit carryforwards, federal and state net operating loss carryforwards, state apportionment impacts, and details of uncertain tax positions.

Other Future Considerations - In addition to items discussed earlier in MDA, the “Combined Notes to Consolidated Financial Statements” in Item 8 and “Risk Factors” in Item 1A, the following items could impact Alliant Energy’s, IPL’s or WPL’s future financial condition or results of operations:

Electric Transmission Service Charges - IPL and WPL currently receive substantially all their transmission services from ITC and ATC, respectively. The annual transmission service rates that ITC or ATC charges their customers are calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment “O.” The Attachment “O” rate is based on ITC’s or ATC’s projected net revenue requirement for the upcoming calendar year (i.e., the year the rates will be billed) as well as any true-up adjustment for any over- or under-recovered amounts from previous calendar years. For ITC, the true-up adjustment is applied two years subsequent to the collected year. For ATC, an over-collection is refunded to its customers in the subsequent year and an under-collection is recovered two years subsequent to the collected year. Because Attachment “O” is a FERC-approved formula rate, ITC and ATC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by FERC if the rates proposed by ITC or ATC are determined by FERC to be unjust or unreasonable or another mechanism is determined by FERC to be just and reasonable. FERC is currently performing an investigation into Attachment “O” protocols focusing on the areas of participation, transparency and challenge procedures. IPL filed comments related to ITC’s Attachment “O” protocols. Alliant Energy, IPL and WPL are currently unable to determine what impacts this investigation will have on future electric transmission service charges.

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

MISO Transmission Charges Billed to IPL and WPL - MISO tariffs billed to IPL and WPL include costs related to various shared transmission projects including Multi-Value Projects (MVPs). MVPs include new large scale transmission projects that enable the reliable and economic delivery of energy in support of documented energy policy mandates or provide economic value across multiple pricing zones within MISO. MVP costs are socialized across the entire MISO footprint based on energy usage of each MISO participant. MISO tariffs billed to IPL and WPL also include costs related to other shared transmission projects, including projects designed to reduce market congestion, to provide interconnection to the transmission grid for new generation, and to ensure compliance with applicable standards. The costs of these projects are allocated to MISO participants in a way that is commensurate with the benefit to the participants’ pricing zone. The MISO transmission charges billed to IPL and WPL are expected to increase in the future due to the increased number of shared transmission projects occurring in the MISO region.

The increase in ITC’s and ATC’s Attachment “O” rates and MISO transmission charges for shared transmission projects are expected to contribute to material increases in future electric transmission service charges for IPL and WPL. Alliant Energy, IPL and WPL currently estimate their electric transmission service expenses in 2013 will be higher than the comparable expenses charged in 2012 by approximately $70 million, $60 million and $10 million, respectively. A significant portion of the increase in IPL’s electric transmission service expenses is expected to be offset with increases in electric revenues resulting from the automatic transmission cost recovery rider approved by the IUB and implemented in 2011. A significant portion of the increase in WPL’s electric transmission service expenses was utilized to set electric revenues approved by the PSCW in WPL’s latest retail electric base rate case.

ITC’s Attachment “FF” Tariff - In September 2012, IPL filed a formal complaint with FERC alleging that ITC’s Attachment “FF” tariff is unjust, unreasonable and unduly discriminatory to IPL and its customers. In the complaint, IPL alleges that its customers have made payments of $32 million in incremental costs for the period 2008 through 2011 as compared to costs that would have been charged under the version of Attachment “FF” tariff applicable in the majority of the MISO pricing zones without obtaining equal benefits. The complaint filed with FERC also includes estimates that IPL’s customers could make aggregate payments of $138 million in incremental costs for the period 2012 through 2016. IPL requested in its formal complaint that FERC investigate ITC’s Attachment “FF” tariff, establish a refund date of September 14, 2012 with respect to the complaint, and establish hearing procedures. IPL also requested that if FERC determines that ITC’s Attachment “FF” tariff is unjust and unreasonable then it should require ITC to file revisions to conform its Attachment “FF” tariff to the MISO Attachment “FF” tariff, which is applicable in the majority of the other pricing zones. In October 2012, ITC filed a response to IPL’s formal complaint. Alliant Energy and IPL are currently unable to predict what action FERC may take regarding IPL’s formal complaint or a time-line under which FERC may act, but believe the outcome could be material to the future amount of transmission service costs billed by ITC to IPL. Alliant Energy and IPL expect any changes in the amount of electric transmission services expenses resulting from IPL’s formal complaint will have a comparable offsetting impact in electric revenues due to the automatic transmission cost recovery rider approved by the IUB and implemented in 2011.

FERC Order 1000 - In 2011, FERC issued Order 1000, which reforms its electric transmission planning and cost allocation requirements for public utility transmission providers. One substantial change from the order is the requirement for projects with regional cost allocation to have the federal right of first refusal (ROFR) removed. Incumbent public utility transmission providers no longer have a federal ROFR to build, own and operate large-scale transmission projects located within their service territory that have regional cost sharing. In the MISO footprint, the removal of ROFR is expected to create a competitive bidding process for projects subject to the ROFR removal and could lead to a potential decrease in the expected costs of impacted future transmission projects. Alliant Energy, IPL and WPL are currently unable to determine what impacts this order may have on their future electric transmission service charges.

FERC Audit of ITC - FERC audit staff conducted an audit of ITC’s compliance with certain of FERC’s regulations and conditions established in FERC’s approval of ITC’s acquisition of IPL’s electric transmission assets. In September 2011, FERC audit staff issued an audit report that identified certain findings and recommendations related to specific aspects of the accounting treatment for the acquisition. In January 2013, FERC approved the issuance of a $3 million refund to IPL through a true-up adjustment in 2014 under its formula rates from ITC. IPL currently expects to pass on the Iowa retail potion of this refund to its electric customers in Iowa in 2014 through the transmission cost rider.

Government Incentives for Wind Projects - Alliant Energy’s, IPL’s and WPL’s generation plans have included building wind projects to produce electricity to meet customer demand and renewable portfolio standards. In addition to producing electricity, these wind projects also generate material incentives depending on when they are placed in service. The ARRA enacted in 2009 provided incentives to owners of wind projects placed into service between January 1, 2009 and December 31, 2012. The incentive options available to qualified wind projects under the ARRA include production tax credits for a 10-year period based on the electricity output generated by the wind project, an investment tax credit equal to 30% of the qualified cost basis of the wind project, or a government grant equal to 30% of the qualified cost basis of wind projects that began construction in 2009 and 2010. In 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 modified the requirements for the government grant incentive. The government grant incentive is now available for qualified wind projects that began construction in 2009, 2010 and 2011 and are placed into service by December 31, 2012.

Alliant Energy has four wind projects that currently qualify for one of the government incentives: (1) WPL’s Cedar Ridge wind project (68 MW capacity) that began generating electricity in late 2008; (2) IPL’s Whispering Willow - East wind project (200 MW capacity) that began generating electricity in late 2009; (3) WPL’s Bent Tree - Phase I wind project (200 MW capacity) that began generating electricity in late 2010; and (4) Resources’ Franklin County wind project (100 MW capacity) that began generating electricity in late 2012. Based on an evaluation of the most beneficial alternative for customers, Alliant Energy, IPL and WPL chose to recognize production tax credits for the three IPL and WPL wind projects. Alliant Energy chose to elect the government cash grant equal to 30% of the qualified cost basis of its Franklin County wind project. Refer to Note 4(d) of the “Combined Notes to Consolidated Financial Statements” for discussion of possible federal spending cuts, or sequestration, which may cause Alliant Energy to reevaluate its options on government incentive elections for the Franklin County wind project.

Production Tax Credits - The amount of production tax credits earned is dependent on the level of electricity output generated by each wind project, which is impacted by a variety of operating and economic parameters including transmission availability. Any incentives for IPL’s and WPL’s wind projects are expected to be utilized in determining customers’ rates. Production tax credits earned for these wind projects in 2010, 2011 and 2012, along with estimates of production tax credits currently expected to be earned in 2013, are as follows (in millions):

				Estimated
	2010	2011	2012	2013
Whispering Willow - East (IPL)	$8	$12	$13	$13 - $14
Bent Tree - Phase I (WPL)	1	9	9	13 - 14
Cedar Ridge (WPL)	3	5	4	3 - 4
	$12	$26	$26	$29 - $32

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

Retirement Plan Costs - Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs related to their defined benefit pension and other postretirement benefits plans are currently expected to be lower in 2013 compared to 2012 by approximately $13 million, $7 million and $5 million, respectively, primarily due to higher than expected returns on plan assets resulting in increases in retirement plan assets during 2012 and settlement losses in 2012 related to payments made to retired executives of Alliant Energy. Approximately 30% to 40% of net periodic benefit costs are allocated to capital projects each year. As a result, the decrease in net periodic benefit costs is not expected to result in a comparable decrease in other operation and maintenance expenses. Refer to Note 6(a) of the “Combined Notes to Consolidated Financial Statements” for additional details of Alliant Energy’s, IPL’s and WPL’s defined benefit pension and other postretirement benefits plans.

Performance-based Compensation Plans - Alliant Energy’s total compensation package includes a performance-based compensation program, which provides substantially all of Alliant Energy’s non-bargaining employees an opportunity to receive annual cash payments based on the achievement of specific short-term annual operational and financial performance measures. The operational performance measures for 2013 relate to diversity, safety, customer satisfaction, service reliability and the availability of certain generating facilities. The financial performance measures for 2013 relate to earnings per share from continuing operations and cash flows from operations generated by IPL, WPL and Corporate Services, as adjusted pursuant to the terms of the Omnibus Incentive Plan. In addition, the total compensation program for certain key employees includes long-term awards issued under equity-based compensation plans. Alliant Energy allocates a significant portion of performance-based compensation plan costs to IPL and WPL. Refer to Note 6(b) of the “Combined Notes to Consolidated Financial Statements” for details of the equity-based compensation plans. Alliant Energy, IPL and WPL are currently unable to determine what impacts these performance-based compensation plans will have on their future financial condition or results of operations.

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

Alliant Energy’s management assessed the effectiveness of Alliant Energy’s internal control over financial reporting as of December 31, 2012 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Alliant Energy’s management concluded that, as of December 31, 2012, Alliant Energy’s internal control over financial reporting was effective.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has audited Alliant Energy’s internal control over financial reporting. That report is set forth immediately prior to the report of Deloitte & Touche LLP on the financial statements included herein.

/s/ Patricia L. Kampling
Patricia L. Kampling
Chairman, President and Chief Executive Officer

/s/ Thomas L. Hanson
Thomas L. Hanson
Senior Vice President and Chief Financial Officer

/s/ Robert J. Durian
Robert J. Durian
Controller and Chief Accounting Officer

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation
Madison, Wisconsin

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2013

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$2,589.3	$2,635.8	$2,674.2
Gas	396.3	476.7	480.6
Other	56.7	62.0	64.6
Non-regulated	52.2	46.9	42.7
Total operating revenues	3,094.5	3,221.4	3,262.1
Operating expenses:
Utility:
Electric production fuel and energy purchases	712.3	764.5	819.2
Purchased electric capacity	271.5	257.2	279.7
Electric transmission service	341.3	323.8	279.5
Cost of gas sold	217.2	295.2	304.0
Other operation and maintenance	590.0	630.2	617.2
Non-regulated operation and maintenance	11.9	18.0	19.4
Depreciation and amortization	332.4	321.0	287.3
Taxes other than income taxes	98.2	98.2	95.8
Total operating expenses	2,574.8	2,708.1	2,702.1
Operating income	519.7	513.3	560.0
Interest expense and other:
Interest expense	156.7	158.3	162.8
Equity income from unconsolidated investments, net	(41.3)	(39.3)	(38.1)
Allowance for funds used during construction	(21.9)	(12.0)	(18.0)
Interest income and other	(4.0)	(4.3)	(4.6)
Total interest expense and other	89.5	102.7	102.1
Income from continuing operations before income taxes	430.2	410.6	457.9
Income taxes	89.4	69.2	147.7
Income from continuing operations, net of tax	340.8	341.4	310.2
Loss from discontinued operations, net of tax	(5.1)	(19.5)	(3.9)
Net income	335.7	321.9	306.3
Preferred dividend requirements of subsidiaries	15.9	18.3	18.7
Net income attributable to Alliant Energy common shareowners	$319.8	$303.6	$287.6
Weighted average number of common shares outstanding (basic) (000s)	110,753	110,626	110,442
Weighted average number of common shares outstanding (diluted) (000s)	110,768	110,678	110,521
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$2.93	$2.92	$2.64
Loss from discontinued operations, net of tax	(0.04)	(0.18)	(0.04)
Net income	$2.89	$2.74	$2.60
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$324.9	$323.1	$291.5
Loss from discontinued operations, net of tax	(5.1)	(19.5)	(3.9)
Net income attributable to Alliant Energy common shareowners	$319.8	$303.6	$287.6
Dividends declared per common share	$1.80	$1.70	$1.58

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$9,070.7	$8,165.4
Gas plant in service	878.4	852.9
Other plant in service	506.2	510.1
Accumulated depreciation (accum. depr.)	(3,513.0)	(3,206.0)
Net plant	6,942.3	6,322.4
Construction work in progress:
Columbia Energy Center Units 1 and 2 emission controls (WPL)	130.4	9.0
Ottumwa Generating Station Unit 1 emission controls (IPL)	73.7	7.7
George Neal Generating Station Units 3 and 4 emission controls (IPL)	66.9	8.3
Other	147.8	232.2
Other, less accum. depr. of $5.6 and $5.3	21.2	34.9
Total utility	7,382.3	6,614.5
Non-regulated and other:
Non-regulated Generation, less accum. depr. of $31.0 and $26.4	258.6	270.6
Alliant Energy Corporate Services, Inc. and other, less accum. depr. of $200.2 and $177.4	197.1	148.2
Total non-regulated and other	455.7	418.8
Total property, plant and equipment	7,838.0	7,033.3
Current assets:
Cash and cash equivalents	21.2	11.4
Accounts receivable, less allowance for doubtful accounts:
Customer	94.9	88.1
Unbilled utility revenues	81.4	75.1
Other	209.4	114.9
Income tax refunds receivable	18.2	39.1
Production fuel, at weighted average cost	103.1	101.9
Materials and supplies, at weighted average cost	63.1	58.5
Gas stored underground, at weighted average cost	37.7	57.7
Regulatory assets	83.5	103.6
Prepaid gross receipts tax	40.4	40.2
Deferred income tax assets	170.2	22.8
Assets held for sale	27.9	119.6
Prepayments and other	43.3	37.7
Total current assets	994.3	870.6
Investments:
Investment in American Transmission Company LLC	257.0	238.8
Other	62.0	61.9
Total investments	319.0	300.7
Other assets:
Regulatory assets	1,528.9	1,391.4
Deferred charges and other	105.3	91.9
Total other assets	1,634.2	1,483.3
Total assets	$10,785.5	$9,687.9
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2012	2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,987,400 and 111,018,821 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,511.2	1,510.8
Retained earnings	1,630.7	1,510.2
Accumulated other comprehensive loss	(0.8)	(0.8)
Shares in deferred compensation trust - 216,030 and 262,735 shares at a weighted average cost of $33.61 and $31.68 per share	(7.3)	(8.3)
Total Alliant Energy Corporation common equity	3,134.9	3,013.0
Cumulative preferred stock of Interstate Power and Light Company	145.1	145.1
Noncontrolling interest	1.8	1.8
Total equity	3,281.8	3,159.9
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	3,136.6	2,703.1
Total capitalization	6,478.4	5,923.0
Current liabilities:
Current maturities of long-term debt	1.5	1.4
Commercial paper	217.5	102.8
Accounts payable	339.3	267.8
Regulatory liabilities	189.7	164.7
Accrued taxes	48.0	46.9
Accrued interest	48.0	46.6
Derivative liabilities	31.1	55.9
Liabilities held for sale	31.4	62.1
Other	113.5	107.0
Total current liabilities	1,020.0	855.2
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,934.2	1,592.2
Regulatory liabilities	726.4	745.4
Pension and other benefit obligations	364.0	312.7
Other	262.5	259.4
Total long-term liabilities and deferred credits	3,287.1	2,909.7
Commitments and contingencies (Note 13)
Total capitalization and liabilities	$10,785.5	$9,687.9

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$335.7	$321.9	$306.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	332.9	323.8	292.3
Other amortizations	55.0	56.3	51.8
Deferred tax expense and investment tax credits	143.3	10.2	216.6
Equity income from unconsolidated investments, net	(41.3)	(39.3)	(38.1)
Distributions from equity method investments	34.2	32.3	32.2
Equity component of allowance for funds used during construction	(14.1)	(7.6)	(11.2)
Non-cash valuation and regulatory-related charges	3.3	25.5	38.0
Other	(2.6)	(5.2)	(4.7)
Other changes in assets and liabilities:
Accounts receivable	61.3	(54.3)	16.3
Sales of accounts receivable	(10.0)	75.0	65.0
Income tax refunds receivable	20.9	0.3	130.4
Regulatory assets	(178.1)	(413.1)	(20.8)
Regulatory liabilities	16.4	168.3	8.4
Derivative liabilities	(37.6)	10.7	(52.0)
Deferred income tax liabilities	87.6	148.5	28.9
Non-current taxes payable	(2.9)	(5.1)	(66.6)
Pension and other benefit obligations	51.3	8.9	(20.1)
Other	(14.2)	45.6	12.2
Net cash flows from operating activities	841.1	702.7	984.9
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business - Riverside Energy Center	(403.5)	—	—
Utility business - other	(622.0)	(608.1)	(833.3)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(132.6)	(65.3)	(33.6)
Advances for customer energy efficiency projects	(0.4)	(5.1)	(17.1)
Collections of advances for customer energy efficiency projects	22.9	31.0	34.2
Other	(19.9)	(4.6)	(16.7)
Net cash flows used for investing activities	(1,155.5)	(652.1)	(866.5)
Cash flows from (used for) financing activities:
Common stock dividends	(199.3)	(188.1)	(174.6)
Preferred dividends paid by subsidiaries	(15.9)	(16.8)	(18.7)
Payments to redeem cumulative preferred stock of IPL	—	(40.0)	—
Proceeds from issuance of long-term debt	385.0	0.4	500.0
Payments to retire long-term debt	(1.4)	(1.3)	(307.8)
Net change in commercial paper	164.7	55.4	(142.6)
Other	(8.9)	(8.1)	9.3
Net cash flows from (used for) financing activities	324.2	(198.5)	(134.4)
Net increase (decrease) in cash and cash equivalents	9.8	(147.9)	(16.0)
Cash and cash equivalents at beginning of period	11.4	159.3	175.3
Cash and cash equivalents at end of period	$21.2	$11.4	$159.3
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$155.2	$157.6	$165.5
Income taxes, net of refunds	($20.3)	($10.8)	($116.2)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$105.3	$49.7	$75.0
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

						Total
				Accumulated	Shares in	Alliant
		Additional		Other	Deferred	Energy
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(in millions)
2010:
Beginning balance	$1.1	$1,499.1	$1,281.7	($1.4)	($7.9)	$2,772.6
Net income attributable to Alliant Energy common shareowners			287.6			287.6
Common stock dividends ($1.58 per share)			(174.6)			(174.6)
Common stock issued, repurchased and other, net		7.7			0.3	8.0
Ending balance	1.1	1,506.8	1,394.7	(1.4)	(7.6)	2,893.6
2011:
Net income attributable to Alliant Energy common shareowners			303.6			303.6
Common stock dividends ($1.70 per share)			(188.1)			(188.1)
Common stock issued, repurchased and other, net		4.0			(0.7)	3.3
Other comprehensive income, net of tax				0.6		0.6
Ending balance	1.1	1,510.8	1,510.2	(0.8)	(8.3)	3,013.0
2012:
Net income attributable to Alliant Energy common shareowners			319.8			319.8
Common stock dividends ($1.80 per share)			(199.3)			(199.3)
Common stock issued, repurchased and other, net		0.4			1.0	1.4
Ending balance	$1.1	$1,511.2	$1,630.7	($0.8)	($7.3)	$3,134.9

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

IPL’s management assessed the effectiveness of IPL’s internal control over financial reporting as of December 31, 2012 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, IPL’s management concluded that, as of December 31, 2012, IPL’s internal control over financial reporting was effective.

/s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

/s/ Thomas L. Hanson
Thomas L. Hanson
Senior Vice President and Chief Financial Officer

/s/ Robert J. Durian
Robert J. Durian
Controller and Chief Accounting Officer

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Interstate Power and Light Company
Cedar Rapids, Iowa

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2013

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Operating revenues:
Electric utility	$1,371.1	$1,408.3	$1,464.3
Gas utility	226.7	276.3	274.3
Steam and other	52.5	55.5	57.2
Total operating revenues	1,650.3	1,740.1	1,795.8
Operating expenses:
Electric production fuel and energy purchases	344.5	383.1	418.0
Purchased electric capacity	153.7	147.7	145.0
Electric transmission service	235.0	219.2	179.1
Cost of gas sold	124.9	175.6	178.7
Other operation and maintenance	350.0	375.0	384.5
Depreciation and amortization	188.9	179.1	177.0
Taxes other than income taxes	53.0	52.0	51.6
Total operating expenses	1,450.0	1,531.7	1,533.9
Operating income	200.3	208.4	261.9
Interest expense and other:
Interest expense	78.5	78.7	82.2
Allowance for funds used during construction	(8.4)	(5.8)	(5.5)
Interest income and other	(0.2)	(0.2)	(0.5)
Total interest expense and other	69.9	72.7	76.2
Income before income taxes	130.4	135.7	185.7
Income tax expense (benefit)	(19.8)	(3.6)	42.3
Net income	150.2	139.3	143.4
Preferred dividend requirements	12.6	15.0	15.4
Earnings available for common stock	$137.6	$124.3	$128.0
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$4,815.2	$4,684.0
Gas plant in service	441.4	428.2
Steam and other plant in service	289.1	281.3
Accumulated depreciation	(1,930.7)	(1,833.8)
Net plant	3,615.0	3,559.7
Construction work in progress:
Ottumwa Generating Station Unit 1 emission controls	73.7	7.7
George Neal Generating Station Units 3 and 4 emission controls	66.9	8.3
Other	82.8	80.6
Other, less accumulated depreciation of $4.1 and $4.0	19.8	19.8
Total property, plant and equipment	3,858.2	3,676.1
Current assets:
Cash and cash equivalents	4.5	2.1
Accounts receivable, less allowance for doubtful accounts	95.0	75.2
Income tax refunds receivable	14.9	28.4
Production fuel, at weighted average cost	75.2	67.7
Materials and supplies, at weighted average cost	33.3	31.5
Gas stored underground, at weighted average cost	17.2	25.5
Regulatory assets	47.6	59.0
Deferred income tax assets	79.3	13.5
Prepayments and other	24.6	20.2
Total current assets	391.6	323.1
Investments	17.6	16.8
Other assets:
Regulatory assets	1,170.3	1,058.3
Deferred charges and other	19.3	19.2
Total other assets	1,189.6	1,077.5
Total assets	$5,457.0	$5,093.5

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2012	2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,037.8	927.7
Retained earnings	448.0	433.3
Total Interstate Power and Light Company common equity	1,519.2	1,394.4
Cumulative preferred stock	145.1	145.1
Total equity	1,664.3	1,539.5
Long-term debt, net	1,359.5	1,309.0
Total capitalization	3,023.8	2,848.5
Current liabilities:
Commercial paper	26.3	7.1
Accounts payable	163.2	118.2
Accounts payable to associated companies	29.3	36.7
Regulatory liabilities	130.1	137.1
Accrued taxes	46.8	43.8
Accrued interest	22.8	22.8
Derivative liabilities	14.1	24.5
Other	36.2	32.3
Total current liabilities	468.8	422.5
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,087.3	936.9
Regulatory liabilities	571.3	584.2
Pension and other benefit obligations	122.9	101.9
Other	182.9	199.5
Total other long-term liabilities and deferred credits	1,964.4	1,822.5
Commitments and contingencies (Note 13)
Total capitalization and liabilities	$5,457.0	$5,093.5

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$150.2	$139.3	$143.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	188.9	179.1	177.0
Deferred tax expense (benefit) and investment tax credits	19.3	(58.6)	116.0
Equity component of allowance for funds used during construction	(5.2)	(3.5)	(3.0)
Non-cash valuation and regulatory-related charges	3.0	14.8	30.5
Other	7.6	8.7	3.7
Other changes in assets and liabilities:
Accounts receivable	(0.7)	22.4	5.1
Sales of accounts receivable	(10.0)	75.0	65.0
Income tax refunds receivable	13.5	(9.3)	84.3
Production fuel	(7.5)	12.4	21.0
Regulatory assets	(129.0)	(328.8)	(49.5)
Regulatory liabilities	(12.1)	156.3	17.5
Derivative liabilities	(17.5)	9.6	(29.0)
Deferred income tax liabilities	78.6	145.9	42.0
Non-current taxes payable	(2.8)	(4.8)	(28.4)
Pension and other benefit obligations	21.0	(8.3)	(9.0)
Other	(6.3)	16.7	(37.0)
Net cash flows from operating activities	291.0	366.9	549.6
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(307.5)	(293.7)	(382.8)
Proceeds from sale of wind project assets to affiliate	—	115.3	—
Other	(23.7)	(22.2)	(32.2)
Net cash flows used for investing activities	(331.2)	(200.6)	(415.0)
Cash flows from (used for) financing activities:
Common stock dividends	(122.9)	(73.4)	—
Preferred stock dividends	(12.6)	(13.5)	(15.4)
Capital contributions from parent	110.0	54.0	50.0
Repayment of capital to parent	—	(100.7)	(118.2)
Payments to redeem cumulative preferred stock	—	(40.0)	—
Proceeds from issuance of long-term debt	—	—	350.0
Payments to retire long-term debt	—	—	(206.3)
Net change in commercial paper	69.2	7.1	(190.0)
Other	(1.1)	(3.4)	0.6
Net cash flows from (used for) financing activities	42.6	(169.9)	(129.3)
Net increase (decrease) in cash and cash equivalents	2.4	(3.6)	5.3
Cash and cash equivalents at beginning of period	2.1	5.7	0.4
Cash and cash equivalents at end of period	$4.5	$2.1	$5.7
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$78.3	$78.0	$82.0
Income taxes, net of refunds	$3.3	$25.3	($125.9)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$53.4	$23.9	$45.7

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Total
		Additional		IPL
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2010:
Beginning balance	$33.4	$1,042.2	$254.4	$1,330.0
Earnings available for common stock			128.0	128.0
Capital contribution from parent		50.0		50.0
Repayment of capital to parent		(118.2)		(118.2)
Ending balance	33.4	974.0	382.4	1,389.8
2011:
Earnings available for common stock			124.3	124.3
Common stock dividends			(73.4)	(73.4)
Capital contribution from parent		54.0		54.0
Repayment of capital to parent		(100.7)		(100.7)
Other		0.4		0.4
Ending balance	33.4	927.7	433.3	1,394.4
2012:
Earnings available for common stock			137.6	137.6
Common stock dividends			(122.9)	(122.9)
Capital contribution from parent		110.0		110.0
Other		0.1		0.1
Ending balance	$33.4	$1,037.8	$448.0	$1,519.2

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Wisconsin Power and Light Company and subsidiary (WPL) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. WPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

WPL’s management assessed the effectiveness of WPL’s internal control over financial reporting as of December 31, 2012 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, WPL’s management concluded that, as of December 31, 2012, WPL’s internal control over financial reporting was effective.

/s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

/s/ Thomas L. Hanson
Thomas L. Hanson
Senior Vice President and Chief Financial Officer

/s/ Robert J. Durian
Robert J. Durian
Controller and Chief Accounting Officer

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Wisconsin Power and Light Company
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2013

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Operating revenues:
Electric utility	$1,218.2	$1,227.5	$1,209.9
Gas utility	169.6	200.4	206.3
Other	4.2	6.5	7.4
Total operating revenues	1,392.0	1,434.4	1,423.6
Operating expenses:
Electric production fuel and energy purchases	367.8	381.4	401.2
Purchased electric capacity	117.8	109.5	134.7
Electric transmission service	106.3	104.6	100.4
Cost of gas sold	92.3	119.6	125.3
Other operation and maintenance	240.0	255.2	232.7
Depreciation and amortization	140.9	140.1	108.6
Taxes other than income taxes	42.1	43.6	41.9
Total operating expenses	1,107.2	1,154.0	1,144.8
Operating income	284.8	280.4	278.8
Interest expense and other:
Interest expense	80.2	79.9	78.6
Equity income from unconsolidated investments	(42.1)	(38.7)	(37.8)
Allowance for funds used during construction	(13.5)	(6.2)	(12.5)
Interest income and other	(0.1)	—	(0.1)
Total interest expense and other	24.5	35.0	28.2
Income before income taxes	260.3	245.4	250.6
Income taxes	94.6	81.9	98.3
Net income	165.7	163.5	152.3
Preferred dividend requirements	3.3	3.3	3.3
Earnings available for common stock	$162.4	$160.2	$149.0

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$4,255.5	$3,481.4
Gas plant in service	437.0	424.7
Other plant in service	217.1	228.8
Accumulated depreciation	(1,582.3)	(1,372.2)
Net plant	3,327.3	2,762.7
Leased Sheboygan Falls Energy Facility, less accumulated amortization of $46.7 and $40.6	77.0	83.2
Construction work in progress:
Columbia Energy Center Units 1 and 2 emission controls	130.4	9.0
Other	65.0	151.6
Other, less accumulated depreciation of $1.5 and $1.3	1.4	15.1
Total property, plant and equipment	3,601.1	3,021.6
Current assets:
Cash and cash equivalents	0.7	2.7
Accounts receivable, less allowance for doubtful accounts:
Customer	83.3	76.2
Unbilled utility revenues	81.4	75.1
Other	48.5	38.2
Production fuel, at weighted average cost	27.9	34.2
Materials and supplies, at weighted average cost	28.5	25.7
Gas stored underground, at weighted average cost	20.5	32.2
Regulatory assets	35.9	44.6
Prepaid gross receipts tax	40.4	40.2
Deferred income tax assets	85.6	6.0
Prepayments and other	16.0	10.9
Total current assets	468.7	386.0
Investments:
Investment in American Transmission Company LLC	257.0	238.8
Other	19.6	19.8
Total investments	276.6	258.6
Other assets:
Regulatory assets	358.6	333.1
Deferred charges and other	57.6	44.7
Total other assets	416.2	377.8
Total assets	$4,762.6	$4,044.0

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2012	2011
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	959.2	869.0
Retained earnings	557.6	507.2
Total Wisconsin Power and Light Company common equity	1,583.0	1,442.4
Cumulative preferred stock	60.0	60.0
Long-term debt, net	1,331.5	1,082.2
Total capitalization	2,974.5	2,584.6
Current liabilities:
Commercial paper	86.6	25.7
Accounts payable	126.4	98.5
Accounts payable to associated companies	13.2	20.5
Regulatory liabilities	59.6	27.6
Accrued taxes	28.3	9.1
Accrued interest	22.2	21.6
Derivative liabilities	17.0	31.4
Other	32.2	23.2
Total current liabilities	385.5	257.6
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	844.1	672.5
Regulatory liabilities	155.1	161.2
Capital lease obligations - Sheboygan Falls Energy Facility	99.1	103.3
Pension and other benefit obligations	159.7	128.0
Other	144.6	136.8
Total long-term liabilities and deferred credits	1,402.6	1,201.8
Commitments and contingencies (Note 13)
Total capitalization and liabilities	$4,762.6	$4,044.0

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$165.7	$163.5	$152.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	140.9	140.1	108.6
Other amortizations	43.7	42.4	39.5
Deferred tax expense and investment tax credits	88.6	93.7	98.5
Equity income from unconsolidated investments	(42.1)	(38.7)	(37.8)
Distributions from equity method investments	34.2	32.3	32.2
Equity component of allowance for funds used during construction	(8.9)	(4.1)	(8.2)
Non-cash valuation charges and other	(2.9)	10.8	—
Other changes in assets and liabilities:
Accounts receivable	(11.0)	9.8	4.6
Income tax refunds receivable	(2.9)	39.9	40.7
Regulatory assets	(49.1)	(84.3)	28.7
Regulatory liabilities	28.5	12.0	(9.1)
Derivative liabilities	(20.1)	1.1	(23.0)
Non-current taxes payable	(0.1)	(0.3)	(38.5)
Pension and other benefit obligations	31.7	8.8	(2.5)
Other	31.2	1.8	(13.6)
Net cash flows from operating activities	427.4	428.8	372.4
Cash flows used for investing activities:
Utility construction and acquisition expenditures:
Riverside Energy Center	(403.5)	—	—
Other	(314.5)	(314.4)	(450.5)
Advances for customer energy efficiency projects	(0.4)	(5.1)	(16.0)
Collections of advances for customer energy efficiency projects	20.9	26.8	30.3
Other	(12.7)	(12.7)	(13.1)
Net cash flows used for investing activities	(710.2)	(305.4)	(449.3)
Cash flows from (used for) financing activities:
Common stock dividends	(112.0)	(112.1)	(109.5)
Preferred stock dividends	(3.3)	(3.3)	(3.3)
Capital contributions from parent	90.0	25.0	75.0
Proceeds from issuance of long-term debt	250.0	—	150.0
Payments to retire long-term debt	—	—	(100.0)
Net change in commercial paper	60.9	(21.7)	47.4
Other	(4.8)	(8.7)	(1.1)
Net cash flows from (used for) financing activities	280.8	(120.8)	58.5
Net increase (decrease) in cash and cash equivalents	(2.0)	2.6	(18.4)
Cash and cash equivalents at beginning of period	2.7	0.1	18.5
Cash and cash equivalents at end of period	$0.7	$2.7	$0.1
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$79.5	$79.9	$80.9
Income taxes, net of refunds	($3.3)	($51.3)	($3.8)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$39.5	$19.7	$27.4

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Total
		Additional		WPL
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2010:
Beginning balance	$66.2	$768.9	$419.6	$1,254.7
Earnings available for common stock			149.0	149.0
Common stock dividends			(109.5)	(109.5)
Capital contribution from parent		75.0		75.0
Other		0.1		0.1
Ending balance	66.2	844.0	459.1	1,369.3
2011:
Earnings available for common stock			160.2	160.2
Common stock dividends			(112.1)	(112.1)
Capital contribution from parent		25.0		25.0
Ending balance	66.2	869.0	507.2	1,442.4
2012:
Earnings available for common stock			162.4	162.4
Common stock dividends			(112.0)	(112.0)
Capital contribution from parent		90.0		90.0
Other		0.2		0.2
Ending balance	$66.2	$959.2	$557.6	$1,583.0

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

Resources is comprised of Transportation, Non-regulated Generation and other non-regulated investments. Transportation includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; barge terminal and hauling services on the Mississippi River; and other transfer and storage services. Non-regulated Generation owns the 300 megawatt (MW), simple-cycle, natural gas-fired Sheboygan Falls Energy Facility near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025. In addition, Non-regulated Generation owns the non-regulated 100 MW Franklin County wind project located in Franklin County, Iowa, which was placed in service in the fourth quarter of 2012. Refer to Note 17 for discussion of the Industrial Energy Applications, Inc. (IEA) business and RMT, Inc.’s (RMT’s) environmental consulting and engineering services business unit, which were both sold in 2011, and the remaining portion of Alliant Energy’s RMT business, which was sold in January 2013.

Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries.

Basis of Presentation - The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis and Alliant Energy’s, IPL’s and WPL’s proportionate shares of jointly owned utility facilities. Unconsolidated investments, which Alliant Energy and WPL do not control, but do have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method. Alliant Energy, IPL and WPL did not reflect any variable interest entities (VIEs) on a consolidated basis in the consolidated financial statements. Refer to Notes 1(q) and 10(a) for further discussion of VIEs and equity method investments, respectively.

All intercompany balances and transactions, other than certain transactions affecting the rate-making process at IPL and WPL, have been eliminated from the consolidated financial statements. Such transactions not eliminated include costs that are recoverable from customers through rate-making processes. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S.) (GAAP), which give recognition to the rate-making and accounting practices of the Federal Energy Regulatory Commission (FERC) and state commissions having regulatory jurisdiction. Certain prior period amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

Use of Estimates - The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL are subject to regulation by FERC and various state regulatory commissions. As a result, Alliant Energy, IPL and WPL are subject to GAAP provisions for regulated operations, which provide that rate-regulated public utilities record certain costs and credits allowed in the rate-making process in different periods than for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred as they are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. Amounts deferred as regulatory assets or accrued as regulatory liabilities are generally recognized in the Consolidated Statements of Income at the time they are reflected in rates.

Regulatory Assets - At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Tax-related	$770.7	$634.7	$746.2	$614.6	$24.5	$20.1
Pension and other postretirement benefits costs	549.2	514.1	279.3	264.9	269.9	249.2
Asset retirement obligations (AROs)	62.4	65.9	38.6	48.7	23.8	17.2
Derivatives	40.2	77.7	16.3	33.5	23.9	44.2
Environmental-related costs	34.9	38.9	30.3	32.2	4.6	6.7
Emission allowances	30.0	30.0	30.0	30.0	—	—
Debt redemption costs	19.8	21.8	13.6	15.1	6.2	6.7
Proposed clean air compliance projects costs	16.7	14.9	7.8	6.9	8.9	8.0
IPL’s electric transmission service costs	16.6	24.9	16.6	24.9	—	—
Proposed coal-fired base-load projects costs	14.2	21.5	10.1	15.3	4.1	6.2
Other	57.7	50.6	29.1	31.2	28.6	19.4
	$1,612.4	$1,495.0	$1,217.9	$1,117.3	$394.5	$377.7

A portion of the regulatory assets in the above table are not earning a return. These regulatory assets are expected to be recovered from customers in future rates, however the respective carrying costs of these assets are not expected to be recovered from customers in future rates. At December 31, 2012, IPL and WPL had $68 million and $13 million, respectively, of regulatory assets representing past expenditures that were not earning a return. IPL’s regulatory assets that were not earning a return consisted primarily of electric transmission service costs, costs for proposed coal-fired base-load and clean air compliance projects, and debt redemption costs. WPL’s regulatory assets that were not earning a return consisted primarily of amounts related to wholesale customer rate recovery. The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates. These temporary differences include the impact of Iowa accelerated tax depreciation, which contributes to lower current income tax expense during the first part of an asset’s useful life and higher current tax expense during the last part of an asset’s useful life. These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional current income tax expense used to determine customers’ rates. During 2012, Alliant Energy’s and IPL’s “Tax-related” regulatory assets in the above table increased primarily due to changes in the estimated amount of qualifying repair expenditures and allocation of mixed service costs at IPL.

Pension and other postretirement benefits costs - The Iowa Utilities Board (IUB) and the Public Service Commission of Wisconsin (PSCW) have authorized IPL and WPL to record the retail portion of their respective previously unrecognized net actuarial gains and losses, and prior service costs and credits, as regulatory assets in lieu of accumulated other comprehensive loss (AOCL) on the Consolidated Balance Sheets, as these amounts are expected to be recovered in future rates. IPL and WPL also recognize the wholesale portion of their previously unrecognized net actuarial gains and losses, and prior service costs and credits, as regulatory assets on the Consolidated Balance Sheets because these costs are expected to be recovered in rates in future periods under the formula rate structure. These regulatory assets will be increased or decreased as the net actuarial gains or losses, and prior service costs or credits, are subsequently amortized and recognized as a component of net periodic benefit costs.

Pension and other postretirement benefits costs are included within the recoverable cost of service component of rates charged to IPL’s and WPL’s customers. The recoverable costs included in customers’ rates are based upon pension and other postretirement benefits costs determined in accordance with GAAP and are calculated using different methods for the various regulatory jurisdictions in which IPL and WPL operate. The methods for IPL’s and WPL’s primary regulatory jurisdictions are described below. The IUB authorized IPL in its most recent Iowa retail electric rate case order to recover from its retail electric customers in Iowa an allocated portion of annual costs equal to a two-year simple average of actual costs incurred during its test year (2009) and an estimate of costs for its forward-looking post-test year (2010). The PSCW authorized WPL to recover from its electric and gas retail customers in base rates an estimated allocated portion of annual costs equal to the costs expected to be incurred during the 2013 and 2014 rate freeze period. WPL is authorized to recover from its wholesale customers an allocated portion of actual pension costs incurred each year. In accordance with FERC-approved formula rates, any over- or under-collection of these costs each year are refunded to or recovered from customers through subsequent changes to wholesale customer rates. WPL is authorized to recover from its wholesale customers an allocated portion of other postretirement benefits costs based on the amount of other postretirement benefits costs incurred in 2006. Refer to Note 6(a) for additional details regarding pension and other postretirement benefits costs.

AROs - Alliant Energy, IPL and WPL believe it is probable that any differences between expenses accrued for legal AROs related to their regulated operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets. The decrease in IPL’s regulatory assets related to AROs is primarily due to revisions in estimated cash flows based on revised remediation timing and cost information for asbestos remediation at Sixth Street. The increase in WPL’s regulatory assets related to AROs is primarily due to revisions in estimated cash flows based on revised remediation timing and cost information for remediation of the coal yard and ash pond at Rock River. Refer to Note 18 for additional details of AROs.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recovered from customers in the future after any losses are realized and gains from derivative instruments are refunded to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the Consolidated Balance Sheets. Refer to Note 12 for additional details of derivative assets and derivative liabilities.

Environmental-related costs - The IUB has permitted IPL to recover prudently incurred costs by allowing a representative level of manufactured gas plant (MGP) costs in the recoverable cost of service component of rates, as determined in its most recent retail gas rate case. Under the current rate-making treatment approved by the PSCW, the MGP expenditures of WPL are deferred and collected from retail gas customers over a five-year period after new rates are implemented. The Minnesota Public Utilities Commission (MPUC) allows the deferral of MGP-related costs applicable to IPL’s Minnesota sites and IPL has received approval to recover such costs in retail gas rates in Minnesota in its most recent retail gas rate case. Regulatory assets recorded by IPL and WPL reflect the probable future rate recovery of MGP expenditures. Refer to Note 13(e) for additional details of environmental-related MGP costs.

Emission allowances - IPL entered into forward contracts in 2007 to purchase sulfur dioxide (SO2) emission allowances with vintage years of 2014 through 2017 from various counterparties for $34 million to meet future Clean Air Interstate Rule (CAIR) emission reduction standards. Any SO2 emission allowances acquired under these forward contracts may be used to meet requirements under the existing Acid Rain program regulations or the more stringent CAIR emission reduction standards but are not eligible to be used for compliance requirements under the Cross-State Air Pollution Rule (CSAPR). In 2011, the U.S. Environmental Protection Agency (EPA) issued CSAPR to replace CAIR with an anticipated effective date in 2012. As a result of the issuance of CSAPR, Alliant Energy and IPL concluded in 2011 that the allowances to be acquired under these forward contracts would not be needed by IPL to comply with expected environmental regulations in the future. The value of these allowances was nominal, which was significantly below the $34 million contract price for these allowances. As a result, Alliant Energy and IPL recognized charges of $34 million for these forward contracts in 2011 with an offsetting obligation recorded in other long-term liabilities and deferred credits. Alliant Energy and IPL concluded that $30 million of the charges are probable of recovery from IPL’s customers and therefore were recorded to regulatory assets in 2011. The remaining $4 million of charges were determined not to be probable of recovery from IPL’s customers resulting in $2 million of charges related to electric customers recorded to “Electric production fuel and energy purchases” and $2 million of charges related to steam customers recorded to “Utility - Other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2011. In August 2012, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) vacated and remanded CSAPR for further revision to the EPA. The D.C. Circuit Court order also requires the EPA to continue administering CAIR pending the promulgation of a valid replacement for CSAPR. Despite CSAPR being vacated, the current value of these allowances continues to be nominal and significantly below the $34 million contract price for these allowances. Alliant Energy and IPL currently believe that CAIR will be replaced in the future, either by a modified CSAPR or another rule that addresses the interstate transport of air pollutants.

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

Proposed clean air compliance plan (CACP) projects costs - CACP projects require material expenditures for activities related to determining the feasibility of environmental compliance projects under consideration. These expenditures are commonly referred to as preliminary survey and investigation charges. The wholesale portion of these amounts is recorded as regulatory assets on the Consolidated Balance Sheets in accordance with FERC regulations. In Iowa, no specific retail authorization is required before charging these costs to regulatory asset accounts. In Wisconsin, the retail portion of these amounts is expensed immediately unless otherwise authorized by the PSCW. However, since these amounts are material for WPL’s CACP projects, WPL requested and received deferral accounting approval to record the retail portion of these costs as regulatory assets on the Consolidated Balance Sheets.

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

Alliant Energy, IPL and WPL anticipate the remaining costs for proposed CACP projects are probable of recovery from future rates charged to customers. The recovery period for these remaining costs will generally be determined by regulators in future rate proceedings.

IPL’s electric transmission service costs - In 2010, IPL incurred electric transmission service costs billed by ITC Midwest LLC (ITC) under the Attachment “O” rate for ITC’s under-recovered 2008 costs. In 2010, the IUB issued an order authorizing IPL to defer the Iowa retail portion of these under-recovered costs and amortize the deferred costs over a 5-year period ending December 2014. In accordance with this order, IPL is amortizing $8 million of this regulatory asset annually, with an equal and offsetting amount of amortization of IPL’s regulatory liability related to its electric transmission assets sale. The IUB determined that IPL should not include the unamortized balance of these deferred costs in electric rate base during the 5-year recovery period. The IUB also authorized IPL to use up to $46 million of regulatory liabilities from its 2007 electric transmission assets sale to offset these deferred costs as they are amortized. In 2010, $41 million (portion allocated to Iowa retail customers) of the Attachment “O” costs were deferred by IPL and recognized as a regulatory asset.

Proposed coal-fired base-load projects costs -
IPL’s coal-fired base-load project - In 2009, IPL announced a decision to cancel the construction of the proposed 630 MW coal-fired electric generating facility in Marshalltown, Iowa referred to as Sutherland #4. In 2010, IPL received approval from the IUB to recover $26 million of the costs incurred for Sutherland #4 from its retail customers in Iowa by amortizing the costs over a 5-year period ending August 2014. In accordance with this approval, IPL is amortizing $5 million of this regulatory asset annually, with an equal and offsetting amount of amortization of IPL’s regulatory liability resulting from the sale of the Duane Arnold Energy Center (DAEC). The IUB determined that IPL should not include the unamortized balance of these Sutherland #4 costs in electric rate base during the 5-year recovery period.

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

WPL’s coal-fired base-load project - In 2008, the PSCW issued an order denying WPL’s application to construct a 300 MW coal-fired electric generating facility in Cassville, Wisconsin referred to as Nelson Dewey #3. In 2009, WPL received approval from the PSCW to recover $11 million of project costs from its retail customers over a 5-year period ending December 2014. In accordance with this approval, WPL is amortizing $2 million of this regulatory asset annually.

Other - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2012 in the above table are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense in the period in which future recovery ceases to be probable. Based on assessments completed in 2011, Alliant Energy, IPL and WPL recognized impairment charges of $9 million, $2 million and $7 million, respectively, for regulatory assets that were no longer probable of future recovery. The regulatory asset impairment charges were recorded by Alliant Energy, IPL and WPL as reductions in regulatory assets and charges to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2011.

Based on the PSCW’s July 2012 order related to WPL’s 2013/2014 test period Wisconsin retail electric and gas rate case, WPL was authorized to recover previously incurred costs associated with the acquisition of a 25% ownership interest in Edgewater Unit 5 and proposed CACP projects. As a result, Alliant Energy and WPL recorded a $5 million increase to “Regulatory assets” on their Consolidated Balance Sheets and a $5 million credit to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2012.

Based on the IUB’s February 2011 order related to IPL’s 2009 test year Iowa retail electric rate case, IPL was authorized to recover from its retail electric customers in Iowa operation and maintenance expenses incurred in 2009 for restoration activities from severe flooding in IPL’s service territory. As a result, Alliant Energy and IPL recorded a $7 million regulatory asset in 2010 with an offsetting pre-tax regulatory-related credit of $7 million in “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2010. In addition, the IUB’s February 2011 order also authorized IPL to recover from its retail electric customers in Iowa a portion of the remaining net book value of Sixth Street and previously impaired CWIP assets related to Sixth Street, which was shut down as a result of the flooding. As a result, Alliant Energy and IPL recorded a $16 million regulatory asset in 2010 with an offsetting increase of $14 million in utility accumulated depreciation and a credit of $2 million in “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2010.

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Cost of removal obligations	$408.7	$404.9	$268.0	$261.9	$140.7	$143.0
IPL’s tax benefit riders	355.8	349.6	355.8	349.6	—	—
Energy conservation cost recovery	55.1	29.6	10.0	4.7	45.1	24.9
IPL’s electric transmission assets sale	32.5	45.1	32.5	45.1	—	—
Commodity cost recovery	17.7	23.8	5.2	23.2	12.5	0.6
IPL’s DAEC sale	9.5	14.6	9.5	14.6	—	—
Other	36.8	42.5	20.4	22.2	16.4	20.3
	$916.1	$910.1	$701.4	$721.3	$214.7	$188.8

Regulatory liabilities related to cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities are not used to reduce rate base in the revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings.

Cost of removal obligations - Alliant Energy, IPL and WPL collect in rates future removal costs for many assets that do not have associated legal AROs. Alliant Energy, IPL and WPL record a regulatory liability for the estimated amounts they have collected in rates for these future removal costs less amounts spent on removal activities.

IPL’s tax benefit riders - Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities in the above table increased primarily due to changes in the estimated amounts of qualifying repair expenditures and allocation of mixed service costs at IPL. These items were offset by regulatory liabilities used to credit IPL’s Iowa retail electric customers’ bills in 2012. In January 2011, the IUB approved IPL’s proposed electric tax benefit rider, which utilizes tax-related regulatory liabilities related to projected tax benefits from tax accounting methodologies and tax elections available under the Internal Revenue Code to credit IPL’s retail electric customer bills in Iowa during 2011, 2012 and 2013. Alliant Energy and IPL recognize an offsetting reduction to income tax expense for the after-tax amounts credited to IPL’s retail electric customers’ bills in Iowa, resulting in no impact to Alliant Energy’s and IPL’s net income from the electric tax benefit rider. In 2012 and 2011, Alliant Energy and IPL utilized $83 million and $61 million, respectively, of electric tax benefit rider-related regulatory liabilities accumulated in prior years to credit IPL’s Iowa retail electric customers’ bills. In 2012 and 2011, the $83 million and $61 million reductions to “Electric operating revenues” resulted in $35 million and $25 million of credits to “Income tax expense (benefit)” as a result of the decrease in taxable income in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2012 and 2011, respectively. In 2012 and 2011, additional reductions to “Income tax expense (benefit)” of $48 million and $36 million, respectively, were also recognized in Alliant Energy’s and IPL’s Consolidated Statements of Income representing the tax benefits realized related to the electric tax benefit rider.

In December 2012, the IUB issued an order authorizing $56 million of regulatory liabilities from tax benefits to be credited to IPL’s retail electric customers’ bills in Iowa during 2013 through the electric tax benefit rider. In November 2012, the IUB issued an order authorizing $12 million of regulatory liabilities from tax benefits to be credited to IPL’s retail gas customers’ bills in Iowa during 2013 through a gas tax benefit rider. In February 2013, the IUB issued an order authorizing IPL to utilize $24 million of regulatory liabilities during 2013 from tax benefits for the electric tax benefit rider to recognize the revenue requirement impact of the changes in tax accounting methods. Refer to Note 2 for discussion of the gas tax benefit rider for IPL’s Iowa retail gas customers and Note 5 for additional details regarding the tax benefit rider for IPL’s Iowa retail electric customers.

Energy conservation cost recovery - WPL collects revenues from its customers to offset certain expenditures incurred by WPL for conservation programs, including state mandated programs and WPL’s Shared Savings program. Differences between forecasted costs used to set rates and actual costs for these programs are deferred as a regulatory asset or regulatory liability. In 2012, WPL’s forecasted costs used to set current rates exceeded actual costs for these programs, resulting in the increase to Alliant Energy’s and WPL’s “Energy conservation cost recovery” regulatory liability.

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

Iowa retail portion - In 2009, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to reduce Iowa retail electric customers’ rates by $12 million for the period from July 2009 through February 2010 with billing credits included in the monthly energy adjustment clause. In 2010, the IUB issued an order authorizing IPL to use up to $46 million of this regulatory liability to offset electric transmission service costs expected to be billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. IPL expects to utilize $41 million of this regulatory liability over a 5-year period ending December 2014 to offset the Iowa retail portion of transmission costs billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. As a result, IPL is amortizing $8 million of this regulatory liability annually, with an equal and offsetting amount of amortization for IPL’s regulatory asset related to electric transmission service costs.

In accordance with the IUB’s 2011 order related to IPL’s 2009 test year Iowa retail electric rate case, IPL was authorized to utilize regulatory liabilities in 2011 to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL. As a result, Alliant Energy and IPL recorded a reduction of $19 million in regulatory liabilities, and a reduction of $19 million in “Electric transmission service” in their Consolidated Statements of Income in 2011. The IUB also authorized IPL to utilize $3 million of this regulatory liability in 2011 to reduce IPL’s Iowa retail electric rate base associated with the Whispering Willow - East wind project.

Minnesota retail portion - In 2010, the MPUC issued an interim rate order authorizing IPL to use a portion of this regulatory liability to implement an alternative transaction adjustment through its energy adjustment clause resulting in annual credits to its Minnesota retail electric customers beginning in July 2010 to coincide with the effective date of the interim rate increase for Minnesota retail customers. The amounts of the annual credits are dependent upon the level of kilowatt-hours sold to IPL’s Minnesota retail customers. In accordance with the MPUC’s November 2011 order related to IPL’s 2009 test year Minnesota retail electric rate case, IPL was authorized to refund a higher amount of the gain realized from the sale of its electric transmission assets in 2007 to its Minnesota retail electric customers than previously estimated. As a result, Alliant Energy and IPL recorded a $5 million increase to regulatory liabilities, and a $5 million charge to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2011 for the additional amount to be refunded.

Refunds related to any remaining balance of IPL’s electric transmission assets sale regulatory liability are expected to be determined in future rate proceedings.

Commodity cost recovery - Refer to Note 1(h) for additional details of IPL’s and WPL’s cost recovery mechanisms. Refer to Note 2 for discussion of certain rate refund reserves recorded as regulatory liabilities on the Consolidated Balance Sheets.

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

In 2009, the IUB authorized IPL to utilize $29 million of this regulatory liability to reduce electric plant in service in 2009 related to the cumulative AFUDC recognized for the Whispering Willow - East wind project. In 2010, IPL received approval from the IUB to utilize $26 million of this regulatory liability to offset the amortization of costs incurred for the Sutherland #4 project over a 5-year period ending August 2014. As a result, IPL is amortizing $5 million of this regulatory liability annually, with an equal and offsetting amount of amortization for IPL’s regulatory asset related to the Sutherland #4 project. In 2011, the IUB authorized IPL to utilize $23 million of this regulatory liability to reduce IPL’s Iowa retail electric rate base in 2011 for the Whispering Willow - East wind project.

Refunds related to any remaining balance of IPL’s DAEC sale regulatory liability are expected to be determined in future rate proceedings.

(c) Income Taxes - Alliant Energy, IPL and WPL follow the liability method of accounting for deferred income taxes, which requires the establishment of deferred income tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements. Deferred income taxes are recorded using currently enacted tax rates and estimates of state apportionment rates. Changes in deferred income tax assets and liabilities associated with certain property-related differences at IPL are accounted for differently than other subsidiaries of Alliant Energy due to rate-making practices in Iowa. Rate-making practices in Iowa do not include the impact of certain deferred tax expenses (benefits) in the determination of retail rates. Based on these rate-making practices, deferred tax expense (benefit) related to these property-related differences at IPL is not recorded in the income statement but instead charged to regulatory assets or regulatory liabilities until these temporary differences are reversed. Refer to Note 1(b) for further discussion of regulatory assets and regulatory liabilities associated with property-related differences at IPL. In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since 1991.

Alliant Energy, IPL and WPL recognize positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. If it is more-likely-than-not that a tax position, or some portion thereof, will not be sustained, the related tax benefits are not recognized in the consolidated financial statements. Uncertain tax positions may result in an increase in income taxes payable, a reduction of income tax refunds receivable or changes in deferred taxes. Also, when uncertainty about the deductibility of an amount is limited to the timing of such deductibility, the increase in taxes payable (or reduction in tax refunds receivable) is accompanied by a decrease in deferred tax liabilities. Generally Alliant Energy, IPL and WPL recognize current taxes payable related to uncertain tax positions in “Accrued taxes” and non-current taxes payable related to uncertain tax positions in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets. However, if the uncertain tax position would be settled through the reduction of a net operating loss rather than through the payment of cash, the uncertain tax position is reflected in “Deferred income taxes” on the Consolidated Balance Sheets. Refer to Note 5 for further discussion of uncertain tax positions.

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

(e) Utility Property, Plant and Equipment -
General - Utility plant in service (other than acquisition adjustments) is recorded at the original cost of acquisition or construction, which includes material, labor, contractor services, AFUDC and allocable overheads, such as supervision, engineering, benefits, certain taxes and transportation. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Ordinary retirements of utility plant in service and salvage value are netted and charged to accumulated depreciation upon removal from utility plant in service accounts and no gain or loss is recognized consistent with rate-making policies. Removal costs incurred reduce the regulatory liability.

Electric Plant In Service - Electric plant in service by functional category at December 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Generation	$4,798.9	$4,100.6	$2,393.0	$2,392.3	$2,405.9	$1,708.3
Distribution	3,981.5	3,782.1	2,205.9	2,074.8	1,775.6	1,707.3
Other	290.3	282.7	216.3	216.9	74.0	65.8
	$9,070.7	$8,165.4	$4,815.2	$4,684.0	$4,255.5	$3,481.4

The increase in Alliant Energy’s and WPL’s generation portion of electric plant in service was primarily due to WPL’s purchase of Riverside and installation of emission controls at Edgewater Unit 5 in the fourth quarter of 2012.

Wind Generation Projects -
Wind Site in Franklin County, Iowa - In 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa. The initial 200 MW of the wind site was utilized for IPL’s Whispering Willow - East wind project, which began generating electricity in 2009. In 2011, IPL sold 100 MW of wind site capacity to Resources for construction of a non-regulated wind project referred to as the Franklin County wind project. Future development of the balance of the wind site by IPL will depend on numerous factors such as renewable portfolio standards, environmental legislation, fossil fuel prices, technology advancements and transmission capabilities. As of December 31, 2012, Alliant Energy’s and IPL’s capitalized costs related to the remaining approximately 200 MW of wind site capacity in Franklin County, Iowa were $13 million and were recorded in “Other property, plant and equipment” on their Consolidated Balance Sheets.

IPL’s Whispering Willow - East Wind Project - In 2008, IPL received approval from the IUB to construct the 200 MW Whispering Willow - East wind project. The advanced rate-making principles for this project, as approved by the IUB in 2008, included a predetermined level, or “cost cap,” of $417 million for construction costs. Final construction costs for the project exceeded this cost cap. In January 2011, IPL received an order from the IUB allowing IPL to recover all of its Whispering Willow - East wind project construction costs. However, the IUB did not allow IPL to recover a return on a portion of costs above the cost cap. As a result, Alliant Energy and IPL recognized a $21 million impairment related to the disallowance, which was recorded as a charge to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2010.

In 2011, IPL received an order from the MPUC approving a temporary recovery rate for the Minnesota retail portion of its Whispering Willow - East wind project construction costs. In its order, the MPUC did not conclude on the prudence of these project costs. The prudence of these project costs and the final recovery rate for these costs will be addressed in a separate proceeding that is expected to be completed in 2013. The initial recovery rate approved by the MPUC is below the amount required by IPL to recover the Minnesota retail portion of its total project costs. Based on its interpretation of the order, IPL currently believes that it is probable it will not be allowed to recover the entire Minnesota retail portion of its project costs. IPL currently believes the most likely outcome of the final rate proceeding will result in the MPUC effectively disallowing recovery of approximately $8 million of project costs out of a total of approximately $30 million of project costs allocated to the Minnesota retail jurisdiction. As a result, Alliant Energy and IPL recognized an $8 million impairment related to this probable disallowance, which was recorded as a reduction to electric plant in service and a charge to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2011. This amount is subject to change until the MPUC determines the final recovery rate for these project costs.

Franklin County Wind Project - In 2008, Alliant Energy entered into a master supply agreement with Vestas-American Wind Technology, Inc. (Vestas) to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 400 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow - East and WPL’s Bent Tree - Phase I wind projects. In 2011, Alliant Energy decided to utilize the remaining 100 MW of wind turbine generator sets and related equipment at Resources to build the Franklin County wind project. In 2011, IPL sold the assets for this wind project to Resources for $115.3 million, which represented IPL’s book value for progress payments to date for the 100 MW of wind turbine generator sets and related equipment and land rights in Franklin County, Iowa. In addition, Resources assumed the remaining progress payments to Vestas for the 100 MW of wind turbine generator sets and related equipment. The proceeds received by IPL were recorded in investing activities in IPL’s Consolidated Statement of Cash Flows in 2011. Refer to Note 1(f) for further discussion of the Franklin County wind project.

Wind Site in Green Lake and Fond du Lac Counties in Wisconsin - In 2009, WPL purchased development rights to an approximate 100 MW wind site in Green Lake and Fond du Lac Counties in Wisconsin. Due to events in 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to sell or effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in 2011 for the amount of capitalized costs incurred for this site. Alliant Energy and WPL recorded the impairment as a reduction in other utility property, plant and equipment, and a charge to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2011.

Environmental Compliance Plans Projects -
IPL’s George Neal Units 3 and 4 Emission Controls Project - MidAmerican Energy Company is currently installing scrubbers and baghouses at George Neal Units 3 and 4 to reduce SO2 and mercury emissions at the generating facility. IPL owns a 28.0% and 25.695% interest in George Neal Units 3 and 4, respectively. Construction began in the fourth quarter of 2011 and is expected to be completed in 2013 and 2014. The scrubbers and baghouses are expected to help meet requirements under CAIR or some alternative to this rule that may be implemented and the Utility Maximum Achievable Control Technology (MACT) Rule. As of December 31, 2012, Alliant Energy and IPL recorded capitalized expenditures of $66 million and AFUDC of $1 million for IPL’s allocated portion of the scrubbers and baghouses in “Construction work in progress - George Neal Generating Station Units 3 and 4 emission controls” on their Consolidated Balance Sheets.

IPL’s Ottumwa Unit 1 Emission Controls Project - IPL is currently installing a scrubber and baghouse at Ottumwa Unit 1 to reduce SO2 and mercury emissions at the generating facility. IPL owns a 48% interest in Ottumwa Unit 1. Construction began in the second quarter of 2012 and is expected to be completed in 2014. The scrubber and baghouse are expected to help meet requirements under CAIR or some alternative to this rule that may be implemented and the Utility MACT Rule. As of December 31, 2012, Alliant Energy and IPL recorded capitalized expenditures of $72 million and AFUDC of $2 million for IPL’s allocated portion of the scrubber and baghouse in “Construction work in progress - Ottumwa Generating Station Unit 1 emission controls” on their Consolidated Balance Sheets.

WPL’s Edgewater Unit 5 Emission Controls Project - In 2010, WPL began installing a selective catalytic reduction (SCR) system at Edgewater Unit 5 to reduce nitrogen oxide (NOx) emissions at the generating facility. The SCR is expected to help meet requirements under the Wisconsin Reasonably Available Control Technology (RACT) Rule, which require additional NOx emission reductions at Edgewater by May 2013. Construction was completed in the fourth quarter of 2012, which resulted in a transfer of the capitalized project costs from “Construction work in progress - Other” to “Electric plant in service” on Alliant Energy’s and WPL’s Consolidated Balance Sheets in 2012. At December 31, 2012, the capitalized project costs consisted of capitalized expenditures of $132 million and AFUDC of $11 million for the SCR system.

WPL’s Columbia Units 1 and 2 Emission Controls Project - WPL is currently installing scrubbers and baghouses at Columbia Units 1 and 2 to reduce SO2 and mercury emissions at the generating facility. WPL owns a 46.2% interest in Columbia Units 1 and 2. Construction began in the first quarter of 2012 and is expected to be completed in 2014. The scrubbers and baghouses are expected to help meet requirements under CAIR or some alternative to this rule that may be implemented, the Utility MACT Rule and the Wisconsin State Mercury Rule. As of December 31, 2012, Alliant Energy and WPL recorded capitalized expenditures of $126 million and AFUDC of $4 million for WPL’s allocated portion of the scrubbers and baghouses in “Construction work in progress - Columbia Energy Center Units 1 and 2 emission controls” on their Consolidated Balance Sheets.

Natural Gas-Fired Electric Generation Project -
WPL’s Purchase of Riverside - On December 31, 2012, WPL purchased Riverside, a 600 MW natural gas-fired electric generating facility in Beloit, Wisconsin, from a subsidiary of Calpine Corporation. The purchase price, including certain transaction-related costs, was $403.5 million. Riverside was originally placed into service in 2004. WPL’s purchase of Riverside replaced the 490 MW of electricity output previously obtained from the Riverside PPA to meet the long-term energy needs of its customers. Refer to Note 3(a) for further discussion of the Riverside PPA terminated with the purchase. As of the closing date, the carrying values of the assets purchased were as follows (in millions):

Electric plant in service	$512.7
Accumulated depreciation	(121.4)
Current assets	4.2
Other assets	8.0
$403.5

Alliant Energy and WPL recorded intangible assets of $8.0 million for contract rights related to a PPA with a third-party for a portion of Riverside’s capacity that were assumed with the acquisition of Riverside. This PPA expires in May 2014. As of December 31, 2012, these intangible assets were included in “Deferred charges and other” on their Consolidated Balance Sheets. At December 31, 2012, Alliant Energy’s and WPL’s estimated amortization expense related to these contract rights for 2013 and 2014 was $5.4 million and $2.6 million, respectively.

Depreciation - IPL and WPL use a combination of remaining life and straight-line depreciation methods as approved by their respective regulatory commissions. The composite or group method of depreciation is used, in which a single depreciation rate is applied to the gross investment in a particular class of property. This method pools similar assets and then depreciates each group as a whole. Periodic depreciation studies are performed to determine the appropriate group lives, net salvage, estimated cost of removal and group depreciation rates. These depreciation studies are subject to review and approval by IPL’s and WPL’s respective regulatory commissions. Depreciation expense is included within the recoverable cost of service component of rates charged to customers. The average rates of depreciation for electric, gas and other properties, consistent with current rate-making practices, were as follows:

	IPL			WPL
	2012	2011	2010	2012	2011	2010
Electric - generation	3.7%	3.5%	3.7%	3.2%	3.3%	2.9%
Electric - distribution	2.5%	2.4%	2.7%	2.9%	2.9%	2.6%
Gas	3.4%	3.5%	3.3%	2.6%	2.6%	2.2%
Other	4.5%	4.8%	4.9%	5.3%	5.2%	6.5%

In May 2012, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2013 as a result of a recently completed depreciation study. In February 2013, the PSCW issued an order approving WPL’s request to revise depreciation rates for Riverside, effective January 1, 2013. WPL estimates the new average rates of depreciation for its electric generation, electric distribution and gas properties will be approximately 3.4%, 2.7% and 2.5%, respectively, during 2013.

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

	Alliant Energy			IPL			WPL
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Equity	$14.1	$7.6	$11.2	$5.2	$3.5	$3.0	$8.9	$4.1	$8.2
Debt	7.8	4.4	6.8	3.2	2.3	2.5	4.6	2.1	4.3
	$21.9	$12.0	$18.0	$8.4	$5.8	$5.5	$13.5	$6.2	$12.5

WPL recognized $11 million and $3 million of AFUDC in 2012 and 2011, respectively, for its Edgewater Unit 5 and Columbia Units 1 and 2 emission controls projects. WPL recognized $1 million and $10 million of AFUDC in 2011 and 2010, respectively, for its Bent Tree - Phase I wind project, a portion of which was placed in service in 2010 and 2011.

AFUDC for IPL’s construction projects is calculated in accordance with FERC guidelines. AFUDC for WPL’s retail and wholesale jurisdiction construction projects is calculated in accordance with PSCW and FERC guidelines, respectively. The AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

	2012	2011	2010
IPL (FERC formula)	8.2%	8.5%	4.8%
WPL (PSCW formula - retail jurisdiction) (a)	8.8%	8.8%	8.8%
WPL (FERC formula - wholesale jurisdiction)	7.9%	6.2%	7.2%

(a)
Consistent with the PSCW’s retail rate case order issued in 2009, WPL earned a current return on 50% of the estimated CWIP related to its Bent Tree - Phase I wind project for 2010 and accrued AFUDC on the remaining 50% in 2010. Consistent with the PSCW’s retail order issued in 2009, WPL accrued AFUDC on 100% of CWIP related to the Edgewater Unit 5 emission controls project and the Columbia Units 1 and 2 emission controls project in 2012, 2011 and 2010. Consistent with the PSCW’s retail rate case order issued in 2012, WPL will earn a return on 50% of the estimated CWIP related to its Columbia Units 1 and 2 emission controls project for 2013 and will accrue AFUDC on the remaining 50% in 2013.

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

The Franklin County wind project and the Sheboygan Falls Energy Facility within Alliant Energy’s Non-regulated Generation business represent a large portion of the non-regulated and other property, plant and equipment. The Franklin County wind project was placed in service in the fourth quarter of 2012 and is being depreciated using the straight-line method over a 30-year period. As of December 31, 2012, Alliant Energy recorded $148 million (capitalized expenditures of $130 million, capitalized interest of $9 million, and AROs of $9 million) in “Non-regulated Generation property, plant and equipment” on its Consolidated Balance Sheet related to the wind project. Refer to Note 4(d) for discussion of a cash grant expected to be received related to the Franklin County wind project, which reduced the cost of the project. The Sheboygan Falls Energy Facility was placed into service in 2005 and is being depreciated using the straight-line method over a 35-year period. As of December 31, 2012, Alliant Energy recorded $111 million in “Non-regulated Generation property, plant and equipment” on its Consolidated Balance Sheet related to the Sheboygan Falls Energy Facility. The property, plant and equipment related to Corporate Services, Transportation and other non-regulated investments is recorded in “Alliant Energy Corporate Services, Inc. and other property, plant and equipment” on Alliant Energy’s Consolidated Balance Sheets and is depreciated using the straight-line method over periods ranging from 5 to 30 years.

The increase in “Alliant Energy Corporate Services, Inc. and other property, plant and equipment” on Alliant Energy’s Consolidated Balance Sheets during 2012 was primarily due to Alliant Energy exercising its option under the corporate headquarters lease to purchase the building at the expiration of the lease term for $48 million.

Refer to Note 1(e) for further discussion of the Franklin County wind project and Note 18 for discussion of the Franklin County wind project AROs.

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

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher than the amounts billed to wholesale customers during such period. In accordance with authoritative guidance, regulatory assets are recorded as the offset for these accrued revenues under formulaic rate-making programs. IPL’s estimated recovery amount is recorded in the current period of service and is reflected in customer bills within two years under the provisions of approved formula rates. WPL’s estimated recovery amount is recorded in the current period of service and subject to final adjustments after a customer audit period in the subsequent year. Final settled recovery amounts are reflected in WPL’s customer bills within two years under the provisions of approved formula rates.

IPL and WPL participate in bid/offer-based wholesale energy and ancillary services markets operated by the Midwest Independent Transmission System Operator (MISO). IPL’s and WPL’s customers and generating resources are located in the MISO region. MISO requires that all load serving entities and generation owners, including IPL and WPL, submit hourly day-ahead and/or real-time bids and offers for energy and ancillary services. The MISO day-ahead and real-time transactions are grouped together, resulting in a net supply to or net purchase from MISO of megawatt-hours (MWhs) for each hour of each day. The net supply to MISO is recorded in “Electric utility operating revenues” and the net purchase from MISO is recorded in “Electric production fuel and energy purchases” in the Consolidated Statements of Income. IPL and WPL also engage in transactions in PJM Interconnection, LLC’s bid/offer-based wholesale energy market, which are accounted for similar to the MISO transactions.

Non-regulated - Revenues from Alliant Energy’s non-regulated businesses are primarily from its Transportation business and are recognized on an accrual basis as services are rendered or goods are delivered to customers.

Taxes Collected from Customers - Certain of Alliant Energy’s subsidiaries serve as collection agents for sales or various other taxes and record revenues on a net basis. Operating revenues do not include the collection of the aforementioned taxes.

(h) Utility Cost Recovery Mechanisms -
Electric Production Fuel and Energy Purchases (Fuel-related Costs) - Alliant Energy, IPL and WPL incur fuel-related costs each period to generate and purchase electricity to meet the demand of their electric customers. These fuel-related costs include the cost of fossil fuels (primarily coal and natural gas) used during each period to produce electricity at their generating facilities, electricity purchased each period from wholesale energy markets (primarily MISO) and under PPAs, costs for allowances acquired to allow certain emissions (primarily SO2 and NOx) from their generating facilities and costs for chemicals utilized to control emissions from their generating facilities. Alliant Energy, IPL and WPL record these fuel-related costs in “Electric production fuel and energy purchases” in the Consolidated Statements of Income.

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

WPL Retail - The cost recovery mechanism applicable for WPL’s retail electric customers was changed effective January 2011. For periods prior to 2011, WPL’s retail electric rates approved by the PSCW were based on forecasts of forward-looking test periods and included estimates of future electric production fuel and purchased energy costs anticipated during the test period. During each electric retail rate proceeding, the PSCW set fuel monitoring ranges based on the forecasted electric production fuel and purchased energy costs used to determine retail base rates. If WPL’s actual electric production fuel and purchased energy costs fell outside these fuel monitoring ranges during the test period, WPL and/or other parties could request, and the PSCW could authorize, an adjustment to future retail electric rates based on changes in electric production fuel and purchased energy costs only. The PSCW could also authorize an interim retail rate increase. However, if the final retail rate increase was less than the monitoring range threshold required to be met in order to request interim rate relief, all interim rates collected would be subject to refund to WPL’s retail customers with interest at the current authorized return on common equity rate. In addition, if the final retail rate increase was less than the interim retail rate increase, WPL must refund any excess collections above the final rate increase to its retail customers with interest at the current authorized return on common equity rate.

For periods after 2010, the cost recovery mechanism applicable for WPL’s retail electric customers continues to be based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each electric retail rate proceeding or in a separate fuel cost plan approval proceeding. However, under the post-2010 cost recovery mechanism, if WPL’s actual fuel-related costs fall outside these fuel monitoring ranges during the test period, WPL is authorized to defer the incremental under-/over-collection of fuel costs that are outside the approved ranges. Deferral of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the most recently authorized return on common equity. Such deferred amounts are recognized in “Electric production fuel and energy purchases” in Alliant Energy’s and WPL’s Consolidated Statements of Income each period. The cumulative effects of these deferred amounts are recorded in current “Regulatory assets” or current “Regulatory liabilities” on Alliant Energy’s and WPL’s Consolidated Balance Sheets until they are reflected in future billings to customers. Effective January 2012, WPL’s retail fuel-related costs include costs for emission allowances and emission control chemicals. Prior to 2012, WPL’s retail fuel-related costs excluded costs for emission allowances and emission control chemicals.

IPL and WPL Wholesale - The cost recovery mechanisms applicable for IPL’s and WPL’s wholesale electric customers provide for subsequent adjustments to their electric rates for changes in electric production fuel and purchased energy costs. Changes in the under-/over-collection of these costs are recognized in “Electric production fuel and energy purchases” in the Consolidated Statements of Income each period. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on the Consolidated Balance Sheets until they are reflected in future billings to customers. IPL’s and WPL’s costs for emission allowances and emission control chemicals are recovered through the capacity charge component of their respective wholesale formula rates.

Purchased Electric Capacity - Alliant Energy, IPL and WPL enter into PPAs to help meet the electricity demand of their customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity, which are charged each period to “Purchased electric capacity” in the Consolidated Statements of Income. Purchased electric capacity expenses are recovered from IPL’s and WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings. Purchased electric capacity expenses are recovered from IPL’s and WPL’s wholesale electric customers through annual changes in base rates determined by a formula rate structure.

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

Energy Efficiency Costs - Alliant Energy, IPL and WPL incur costs to fund energy efficiency programs and initiatives that help customers reduce their energy usage and charge these costs incurred each period to “Utility - Other operation and maintenance” in the Consolidated Statements of Income. Energy efficiency costs incurred by IPL are recovered from its retail electric and gas customers in Iowa through an additional tariff called an energy efficiency cost recovery (EECR) factor. EECR factors are revised annually and include a reconciliation to eliminate any under-/over-collection of energy efficiency costs from prior periods. Energy efficiency costs incurred by WPL are recovered from retail electric and gas customers through changes in base rates determined during periodic rate proceedings. Reconciliation of any under-/over-collection of energy efficiency costs from prior periods are also addressed in periodic rate proceedings. Changes in the under-/over-collection of energy efficiency costs each period are recognized in “Utility - Other operation and maintenance” in the Consolidated Statements of Income. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on the Consolidated Balance Sheets until they are reflected in future billings to customers.

Refer to Notes 1(b) and 2 for additional information regarding these utility cost recovery mechanisms.

(i) Financial Instruments - Alliant Energy, IPL and WPL periodically use financial instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. The fair value of those financial instruments that are determined to be derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets. Derivative instruments representing unrealized gain positions are reported as derivative assets, and derivative instruments representing unrealized loss positions are reported as derivative liabilities at the end of each reporting period. Alliant Energy, IPL and WPL also have certain commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception and based on this designation, these contracts are accounted for on the accrual basis of accounting. Alliant Energy, IPL and WPL do not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Refer to Note 1(b) for discussion of the recognition of regulatory assets and regulatory liabilities related to the unrealized losses and gains on IPL’s and WPL’s derivative instruments. Refer to Notes 12 and 13(f) for further discussion of derivatives and related credit risk, respectively.

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

(k) Asset Impairments -
Property, Plant and Equipment of Regulated Operations - Property, plant and equipment of regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL are disallowed recovery of any portion of the carrying value of their regulated property, plant and equipment that has been recently completed or is probable of abandonment, an impairment charge is recognized equal to the amount of the carrying value that was disallowed. If IPL or WPL are disallowed a full or partial return on the carrying value of their regulated property, plant and equipment that has been recently completed or is probable of abandonment, an impairment charge is recognized equal to the difference between the carrying value and the present value of the future revenues expected from their regulated property, plant and equipment. Refer to Note 1(e) for discussion of impairments recorded by Alliant Energy and IPL in 2011 and 2010 related to IPL’s Whispering Willow - East wind project.

Property, Plant and Equipment of Non-regulated Operations and Intangible Assets - Property, plant and equipment of non-regulated operations and intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. An impairment charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. Refer to Note 1(e) for discussion of an impairment recorded by Alliant Energy and WPL in 2011 related to WPL’s Green Lake and Fond du Lac Counties wind site.

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

(l) Operating Leases - Historically, WPL had certain PPAs that provided it exclusive rights to all or a substantial portion of the output from the specific generating facility over the contract term and that had pricing factors that required accounting for the PPAs as operating leases. Costs associated with these PPAs were included in “Electric production fuel and energy purchases” and “Purchased electric capacity” in Alliant Energy’s and WPL’s Consolidated Statements of Income based on monthly payments for these PPAs. Monthly capacity payments related to one of these PPAs was higher during the peak demand period from May 1 through September 30 and lower in all other periods during each calendar year. These seasonal differences in capacity charges were consistent with expected market pricing trends and the expected usage of energy from the facility. In December 2012, WPL purchased Riverside, which terminated the Riverside PPA. The Riverside PPA was accounted for as an operating lease.

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

Amortization of emission allowances is based upon a weighted average cost for each category of vintage year utilized during the reporting period and is recorded in “Electric production fuel and energy purchases” in the Consolidated Statements of Income as follows (in millions):

	Alliant Energy			IPL			WPL
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Amortization expense	$—	$13.4	$16.5	$—	$12.9	$13.1	$—	$0.5	$3.4

No amortization expense for emission allowances held at December 31, 2012 is currently expected to be recorded during 2013 through 2017.

Cash inflows and outflows related to sales and purchases of emission allowances are recorded as investing activities in the Consolidated Statements of Cash Flows. Refer to Note 1(b) for information regarding regulatory assets related to emission allowances.

(n) AROs - The fair value of any retirement costs associated with an asset for which Alliant Energy, IPL and WPL have a legal obligation is recorded as a liability with an equivalent amount added to the asset cost when an asset is placed in service or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. The fair value of AROs is generally determined using discounted cash flow analyses. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Accretion and depreciation expenses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory assets on the Consolidated Balance Sheets. Upon regulatory approval to recover IPL’s AROs expenditures, its regulatory assets are amortized to depreciation and amortization expense in Alliant Energy’s and IPL’s Consolidated Statements of Income over the same time period that IPL’s customer rates are increased to recover the ARO expenditures. Effective January 1, 2013, WPL’s regulatory assets related to AROs are being recovered as a component of depreciation rates included in the most recent depreciation study approved by the PSCW in its May 2012 order. Accretion and depreciation expenses related to AROs for Alliant Energy’s non-regulated operations are recorded to depreciation and amortization expense in Alliant Energy’s Consolidated Statements of Income.

Upon settlement of the ARO liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. Any gains or losses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory liabilities or regulatory assets on the Consolidated Balance Sheets. Any gains or losses related to AROs for Alliant Energy’s non-regulated operations are recorded to non-regulated operating revenue or non-regulated operation and maintenance expense in Alliant Energy’s Consolidated Statements of Income.

Refer to Note 18 for additional discussion of AROs.

(o) Debt Issuance and Retirement Costs - Alliant Energy, IPL and WPL defer and amortize debt issuance costs and debt premiums or discounts over the expected lives of respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. Alliant Energy’s non-regulated businesses and Corporate Services expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early. Refer to Note 1(b) for information on regulatory assets related to IPL’s and WPL’s debt retired early or refinanced.

(p) Allowance for Doubtful Accounts - Alliant Energy, IPL and WPL maintain allowances for doubtful accounts for estimated losses resulting from the inability of their customers to make required payments. Alliant Energy, IPL and WPL estimate the allowance for doubtful accounts based on historical write-offs, customer arrears and other economic factors within their service territories. Allowance for doubtful accounts at December 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Customer (a)	$1.3	$1.6	$—	$—	$1.3	$1.6
Other	2.7	2.6	0.7	0.9	0.5	0.3
	$4.0	$4.2	$0.7	$0.9	$1.8	$1.9

(a)	Refer to Note 4(a) for discussion of IPL’s sales of accounts receivable program.

(q) Variable Interest Entities (VIEs) - An entity is considered a VIE if its equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or its equity investors lack any one of the following three characteristics: (1) power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb expected losses of the entity; or (3) the right to receive expected benefits of the entity. The primary beneficiary of a VIE is required to consolidate the VIE. If Alliant Energy, IPL or WPL have a variable interest in a VIE, a determination as to who the primary beneficiary is must be assessed.

Historically, after making exhaustive efforts, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (a subsidiary of Calpine Corporation) for the Riverside Energy Center (Riverside) purchased power agreement (PPA) for Alliant Energy and WPL to determine whether the counterparty was a VIE and if WPL was the primary beneficiary. In December 2012, WPL purchased Riverside, thereby terminating the Riverside PPA. Refer to Note 1(e) for details of WPL’s purchase of Riverside.

(r) Cash Flows Presentation - Alliant Energy reports cash flows from continuing operations together with cash flows from discontinued operations in its Consolidated Statements of Cash Flows.

(s) Comprehensive Income (Loss) - In 2012, 2011 and 2010, Alliant Energy’s other comprehensive income was $0, $0.6 million and $0, respectively; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. In 2012, 2011 and 2010, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

(2) UTILITY RATE CASES
WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In May 2012, WPL filed a retail base rate filing based on a forward-looking test period that included 2013 and 2014. The filing requested approval for WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The filing also requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2014. Recovery of the costs for the acquisition of Riverside, the SCR project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 were included in the request. The recovery of the costs for these capital projects are offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of changes in the amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. In July 2012, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. Refer to Note 1(b) for details of increases to “Regulatory assets” on Alliant Energy’s and WPL’s Consolidated Balance Sheets and regulatory-related credits to “Utility - Other operation and maintenance” in Alliant Energy’s and WPL’s Consolidated Statements of Income in 2012 as a result of the PSCW’s order authorizing WPL to recover previously incurred costs associated with the acquisition of a 25% interest in Edgewater Unit 5 and proposed CACP projects.

WPL’s Wisconsin Retail Electric Rate Case (2011 Test Year) - In April 2010, WPL filed a request with the PSCW to reopen the rate order for its 2010 test year to increase annual retail electric rates for 2011. The request was based on a forward-looking test period that included 2011. The key drivers for the filing included recovery of investments in WPL’s Bent Tree - Phase I wind project and expiring deferral credits, partially offset by lower variable fuel expenses. In December 2010, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $8 million, or approximately 1%, effective January 1, 2011. This $8 million increase in annual rates effective January 1, 2011, combined with the termination of the $9 million interim fuel-related rate increase after December 2010, resulted in a net $1 million decrease in annual retail electric rates charged to customers effective January 2011. Refer to “WPL’s Retail Fuel-related Rate Case (2010 Test Year)” below for additional details of the interim fuel-related rate increase implemented in 2010 and a $5 million reduction to the 2011 test year base rate increase for refunds owed to retail electric customers related to interim fuel cost collections in 2010.

IPL’s Iowa Retail Gas Rate Case (2011 Test Year) - In May 2012, IPL filed a request with the IUB to increase annual rates for its Iowa retail gas customers based on a 2011 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital investments since IPL’s last Iowa retail gas rate case filed in 2005. IPL’s request included a proposal to utilize regulatory liabilities to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. IPL proposed to reduce customer bills utilizing a gas tax benefit rider over a three-year period by approximately $36 million in aggregate. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012, without regulatory review and subject to refund pending determination of final rates from the request. In 2012, Alliant Energy and IPL recorded $5 million in gas revenues from IPL’s Iowa retail gas customers related to the interim retail gas rate increase. In August 2012, IPL, the Iowa Office of Consumer Advocate and the Iowa Consumers Coalition filed a unanimous settlement proposal with the IUB addressing all issues among these parties related to this rate case. In November 2012, the IUB approved the settlement agreement between the parties. The parties agreed to, and the IUB approved, an increase in annual rates for IPL’s Iowa retail gas customers of $11 million, or approximately 4%, effective January 10, 2013. The parties and the IUB also agreed to IPL’s proposed gas tax benefit rider.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In March 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission controls projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, on an annual basis, effective March 20, 2010. In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. In 2011, IPL refunded $5 million, including interest, to its retail electric customers in Iowa. Refer to Note 1(b) for discussion of the impacts of the IUB’s decision in this rate case on Alliant Energy’s and IPL’s regulatory assets and regulatory liabilities. Refer to Note 1(e) for discussion of the IUB’s decision in this rate case, which disallowed IPL a return on a portion of its Whispering Willow - East wind project costs.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission controls projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010. In November 2011, IPL received an order from the MPUC authorizing a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the temporary renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. Refer to Note 1(b) for discussion of changes to regulatory assets and regulatory liabilities in 2011 based on the MPUC’s decisions in this rate case. Refer to Note 1(e) for discussion of an impairment recognized in 2011 based on the MPUC’s decision regarding the recovery of IPL’s Whispering Willow - East wind project costs.

WPL’s Retail Fuel-related Rate Case (2013 Test Year) - In June 2012, WPL filed a request with the PSCW to decrease annual rates for WPL’s retail electric customers to reflect anticipated decreases in retail fuel-related costs in 2013 compared to the fuel-related cost estimates used to determine rates for 2012. In December 2012, WPL received an order from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 3%, effective January 1, 2013. WPL’s 2013 fuel-related costs will be monitored using an annual bandwidth of plus or minus 2%.

WPL’s Retail Fuel-related Rate Case (2012 Test Year) - In May 2011, WPL filed a request with the PSCW to increase annual retail electric rates to recover anticipated increases in retail fuel-related costs in 2012 due to higher purchased power energy costs and emission compliance costs. In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million, effective January 1, 2012, related to expected changes in retail fuel-related costs for 2012. The 2012 fuel-related costs were subject to an annual bandwidth of plus or minus 2%. Retail fuel-related costs incurred by WPL for 2012 were lower than the approved fuel monitoring level by more than the 2% bandwidth resulting in future refunds anticipated to be used to offset fuel-related cost changes in 2014. As of December 31, 2012, Alliant Energy and WPL recorded $11 million in “Regulatory liabilities” on their Consolidated Balance Sheets for refunds anticipated to be used to adjust fuel-related cost changes in 2014.

WPL’s Retail Fuel-related Rate Case (2010 Test Year) - In April 2010, WPL filed a request with the PSCW to increase annual retail electric rates to recover anticipated increased fuel-related costs in 2010. WPL received approval from the PSCW to implement an interim rate increase of $9 million, on an annual basis, effective in June 2010. Updated annual 2010 fuel-related costs during the proceeding resulted in WPL no longer qualifying for a fuel-related rate increase for 2010. In December 2010, the PSCW issued an order authorizing no increase in retail electric rates in 2010 related to fuel-related costs and required the interim rate increase to terminate at the end of 2010. The order also authorized WPL to use $5 million of the interim fuel rates collected in 2010 as a reduction to the 2011 test year base rate increase.

Refer to Note 1(h) for further discussion of WPL’s fuel cost recovery mechanism and Note 1(b) for discussion of various other rate matters.

(3) LEASES
(a) Operating Leases - Alliant Energy, IPL and WPL have entered into various agreements related to property, plant and equipment rights that are accounted for as operating leases. Historically, Alliant Energy’s and WPL’s most significant operating lease related to the Riverside PPA, which contained fixed rental payments related to capacity and contingent rental payments related to the energy portion (actual MWhs) of the PPA. In December 2012, WPL purchased Riverside, thereby terminating the Riverside PPA. Rental expenses associated with operating leases were as follows (in millions):

	Alliant Energy			IPL			WPL
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Operating lease rental expenses (excluding contingent rentals)	$69	$70	$70	$4	$4	$4	$64	$63	$63
Contingent rentals (primarily related to certain PPAs)	6	5	5	—	1	1	5	4	4
	$75	$75	$75	$4	$5	$5	$69	$67	$67

At December 31, 2012, future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Alliant Energy	$9	$13	$5	$3	$2	$24	$56
IPL	4	3	3	2	2	16	30
WPL	4	9	2	1	—	—	16

Alliant Energy’s and WPL’s future minimum operating lease payments in the above table include synthetic leases related to the financing of certain utility railcars. The entities that lease these assets to Alliant Energy and WPL do not meet consolidation requirements and are not included on Alliant Energy’s or WPL’s Consolidated Balance Sheets. Alliant Energy and WPL have guaranteed the residual value of the related assets, which total $4 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to three years. Residual value guarantee amounts have been included in the future minimum operating lease payments.

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

	2012	2011	2010
Interest expense	$11.3	$11.7	$12.0
Depreciation and amortization	6.2	6.2	6.2
	$17.5	$17.9	$18.2

At December 31, 2012, WPL’s estimated future minimum capital lease payments for SFEF were as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total	Less: amount representing interest	Present value of minimum capital lease payments
SFEF	$15	$15	$15	$15	$15	$113	$188	$85	$103

(4) RECEIVABLES
(a) Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. In March 2012, IPL extended through March 2014 the purchase commitment from the third-party financial institution to which it sells its receivables. IPL accounts for sales of receivables under the Agreement as transfers of financial assets. In exchange for the receivables sold, IPL receives cash proceeds from the third-party financial institution (based on seasonal limits up to $180 million including $150 million as of December 31, 2012), and deferred proceeds recorded in “Accounts receivable” on Alliant Energy’s and IPL’s Consolidated Balance Sheets. IPL makes monthly payments to the third-party financial institution of an amount that varies based on interest rates, the length of time the cash proceeds remain outstanding and the total amount under commitment by the third-party financial institution. IPL has historically used proceeds from the sales of receivables to maintain flexibility in its capital structure, take advantage of favorable short-term rates and finance a portion of its cash needs.

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

As of December 31, 2012 and 2011, IPL sold $198.4 million and $195.3 million aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program were as follows (in millions):

	2012	2011	2010
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$160.0	$160.0	$160.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	119.8	118.1	78.1
Costs incurred	1.4	1.5	1.4

As of December 31, the attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

	2012	2011
Customer accounts receivable	$118.2	$122.4
Unbilled utility revenues	77.4	65.4
Other receivables	2.8	7.5
Receivables sold	198.4	195.3
Less: cash proceeds (a)	130.0	140.0
Deferred proceeds	68.4	55.3
Less: allowance for doubtful accounts	1.6	1.6
Fair value of deferred proceeds	$66.8	$53.7
Outstanding receivables past due	$16.1	$15.9

(a)	Changes in cash proceeds are recorded in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Consolidated Statements of Cash Flows.

Additional attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

	2012	2011	2010
Collections reinvested in receivables	$1,771.6	$1,795.7	$1,354.2
Credit losses, net of recoveries	10.0	10.9	7.9

(b) Whiting Petroleum Corporation (Whiting) Tax Sharing Agreement - Prior to an initial public offering (IPO) of Whiting in 2003, Alliant Energy and Whiting entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and Whiting made tax elections. These tax elections had the effect of increasing the tax basis of the assets of Whiting’s consolidated tax group based on the sales price of Whiting’s shares in the IPO. The increase in the tax basis of the assets was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. Pursuant to the tax separation and indemnification agreement, Whiting will be obligated to pay Resources 90% of any tax benefits realized annually due to the additional tax deductions from the increase in tax basis for years ending on or prior to December 31, 2013. Such tax benefits will generally be calculated by comparing Whiting’s actual taxes to the taxes that would have been owed by Whiting had the increase in basis not occurred. In 2014, Whiting will be obligated to pay Resources the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. At the IPO closing date, Alliant Energy recorded a receivable from Whiting based on the estimated present value of the payments expected from Whiting. At December 31, 2012 and 2011, the carrying value of this receivable was $27 million and $27 million, respectively. The current and non-current portions of this receivable are recorded in “Prepayments and other” and “Deferred charges and other,” respectively, on Alliant Energy’s Consolidated Balance Sheets.

(c) Advances for Customer Energy Efficiency Projects - WPL and IPL offer energy efficiency programs to certain of their customers in Wisconsin and Minnesota, respectively. The energy efficiency programs provide low-cost financing to help customers identify, purchase and install energy efficiency improvement projects. The customers repay WPL and IPL with monthly payments over a term up to 5 years. The advances for and collections of customer energy efficiency projects are recorded as investing activities in the Consolidated Statements of Cash Flows. The current portion and non-current portion of outstanding advances for customer energy efficiency projects are recorded in “Accounts receivable - other” and “Deferred charges and other,” respectively, on the Consolidated Balance Sheets. At December 31, outstanding advances for customer energy efficiency projects were as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Current portion	$14.9	$22.2	$0.8	$1.7	$14.1	$20.5
Non-current portion	13.0	28.2	0.6	1.7	12.4	26.5
	$27.9	$50.4	$1.4	$3.4	$26.5	$47.0

(d) Franklin County Wind Project Cash Grant - The American Recovery and Reinvestment Act of 2009 (ARRA) provides incentives for wind projects placed into service between January 1, 2009 and December 31, 2012. In accordance with the ARRA, Alliant Energy filed an application with the U.S. Department of the Treasury in February 2013 requesting a cash grant for 30% of qualifying project expenditures of the Franklin County wind project that was placed into service in December 2012. Since the requirements to receive the cash grant were met in 2012, Alliant Energy recorded $62 million in “Accounts receivable - other” on its Consolidated Balance Sheet as of December 31, 2012 for the proceeds expected to be received in 2013 from the cash grant. Alliant Energy elected to record the anticipated cash grant as a reduction of the carrying value of the Franklin County wind project which resulted in a decrease of $62 million in “Non-regulated Generation property, plant and equipment” on its Consolidated Balance Sheet as of December 31, 2012. In addition, 50% of the expected grant proceeds will generate a timing difference between the book and tax basis of the wind project and the other 50% of the expected grant will generate a permanent decrease in the tax basis of the wind project. Alliant Energy elected to account for the permanent decrease in the tax basis of the wind project as a reduction to the wind project’s carrying value. As a result, Alliant Energy recorded $20 million in long-term deferred income tax assets, with an offsetting decrease in “Non-regulated Generation property, plant and equipment” on its Consolidated Balance Sheet as of December 31, 2012 for the impact of the permanent decrease in the tax basis of the wind project.

The Budget Control Act of 2011 is currently scheduled to introduce automatic federal spending cuts, or sequestration, if a budget reduction plan does not occur by March 1, 2013. A portion of government grant funding may be subject to sequestration for any government grant that is not received by March 1, 2013. In the event of sequestration, Alliant Energy may reevaluate its options on electing the cash grant for the Franklin County wind project.

(5) INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the Consolidated Statements of Income were as follows (in millions):

	Alliant Energy			IPL			WPL
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Current tax expense (benefit):
Federal	($29.3)	$58.6	$7.1	($7.7)	$54.5	($22.4)	$7.2	($4.3)	$26.8
State	11.6	15.7	10.6	9.1	20.0	(7.6)	(0.9)	(7.1)	14.7
IPL’s electric tax benefit rider	(48.3)	(35.9)	—	(48.3)	(35.9)	—	—	—	—
Deferred tax expense (benefit):
Federal	157.8	99.0	165.5	37.4	(11.6)	100.9	81.1	111.3	63.3
State	23.9	(16.8)	4.9	3.2	(16.4)	(2.8)	20.3	19.0	6.6
Production tax credits	(24.8)	(27.1)	(11.2)	(12.5)	(12.3)	(7.7)	(12.3)	(14.8)	(3.5)
Investment tax credits	(1.7)	(1.8)	(1.8)	(0.6)	(0.6)	(0.6)	(1.1)	(1.2)	(1.2)
Provision recorded as a change in uncertain tax positions:
Current	8.0	16.3	(84.0)	8.1	16.6	(41.1)	(0.1)	(0.3)	(41.7)
Deferred	(7.6)	(38.3)	59.6	(8.2)	(17.6)	26.2	0.6	(20.7)	33.3
Provision recorded as a change in accrued interest	(0.2)	(0.5)	(3.0)	(0.3)	(0.3)	(2.6)	(0.2)	—	—
	$89.4	$69.2	$147.7	($19.8)	($3.6)	$42.3	$94.6	$81.9	$98.3

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy			IPL			WPL
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.7	4.6	4.8	5.8	4.3	4.1	5.5	5.0	5.1
State apportionment change due to announced sale of RMT	3.5	—	—	6.2	—	—	2.7	—	—
IPL’s electric tax benefit rider	(11.2)	(8.8)	—	(37.0)	(26.5)	—	—	—	—
Production tax credits	(5.8)	(6.6)	(2.4)	(9.6)	(9.1)	(4.1)	(4.7)	(6.0)	(1.4)
Effect of rate-making on property-related differences	(5.0)	(2.0)	(4.2)	(14.2)	(5.3)	(8.9)	(1.1)	(0.5)	(1.1)
Adjustment of prior period taxes	—	0.2	0.3	0.2	1.7	(1.8)	(0.3)	—	2.0
Wisconsin tax legislation	—	(4.6)	—	—	—	—	—	—	—
Federal Health Care Legislation	—	—	1.6	—	—	2.0	—	—	1.2
Other items, net	(1.4)	(0.9)	(2.8)	(1.6)	(2.8)	(3.5)	(0.8)	(0.1)	(1.6)
Overall income tax rate	20.8%	16.9%	32.3%	(15.2%)	(2.7%)	22.8%	36.3%	33.4%	39.2%

State apportionment change due to announced sale of RMT - Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax group, including both its regulated operations and its non-regulated operations. In the first quarter of 2012, Alliant Energy, IPL and WPL recorded $15 million, $8 million and $7 million, respectively, of deferred income tax expense due to changes in state apportionment projections caused by the planned sale of Alliant Energy’s RMT business.

IPL’s electric tax benefit rider - In January 2011, the IUB approved an electric tax benefit rider proposed by IPL, which utilizes tax-related regulatory liabilities to credit bills of Iowa retail electric customers beginning in February 2011 to help offset the impact of recent rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs and allocation of insurance proceeds from the floods in 2008. Alliant Energy’s and IPL’s effective income tax rates in 2012 and 2011 include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the electric tax benefit rider. Refer to Note 1(b) for additional details on IPL’s electric tax benefit rider.

Production tax credits - Alliant Energy, IPL and WPL earn production tax credits from the wind projects they own and operate. Production tax credits are based on the electricity generated by each wind project during the first 10 years of operation. Alliant Energy has three wind projects that are currently generating production tax credits: WPL’s 68 MW Cedar Ridge wind project, which began generating electricity in late 2008; IPL’s 200 MW Whispering Willow - East wind project, which began generating electricity in late 2009; and WPL’s 200 MW Bent Tree - Phase I wind project, which began generating electricity in late 2010. Production tax credits (net of state tax impacts) resulting from these wind projects were as follows (in millions):

	Alliant Energy			IPL			WPL
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Whispering Willow - East (IPL)	$12.5	$12.3	$7.7	$12.5	$12.3	$7.7	$—	$—	$—
Bent Tree - Phase I (WPL) (a)	9.3	9.3	1.2	—	—	—	9.3	9.3	1.2
Cedar Ridge (WPL)	4.0	4.5	3.3	—	—	—	4.0	4.5	3.3
	25.8	26.1	12.2	12.5	12.3	7.7	13.3	13.8	4.5
Deferral (a)	(1.0)	1.0	(1.0)	—	—	—	(1.0)	1.0	(1.0)
	$24.8	$27.1	$11.2	$12.5	$12.3	$7.7	$12.3	$14.8	$3.5

(a)
In 2010 and 2012, WPL deferred the retail portion of the production tax credits generated in 2010 from its Bent Tree - Phase I wind project pursuant to orders issued by the PSCW in December 2009 and July 2012, respectively. As a result of a regulatory assessment completed in 2011, the retail portion of the production tax credit deferral recorded in 2010 was reversed.

Effect of rate-making on property-related differences - Alliant Energy’s and IPL’s income tax expense and benefits are impacted by certain property-related differences at IPL for which deferred tax is not recognized in the income statement pursuant to Iowa rate-making principles. In 2012, the primary factor contributing to the increase in tax benefits recorded for the effect of rate-making on property-related differences is related to repair expenditures and the allocation of mixed service costs at IPL. The Internal Revenue Service (IRS) audit process was completed for allocation of mixed service costs with the income tax return for calendar year 2010 and repairs expenditures with the income tax return for calendar year 2011. The tax benefits and expenses from the change in accounting method for allocation of mixed service costs subsequent to 2010 and the tax benefits and expenses from the change in accounting method for repairs expenditures subsequent to 2011 are being recorded consistent with general Iowa rate-making principles, which resulted in an increase in tax benefits for Alliant Energy and IPL in 2012 of approximately $13 million. In 2011, a primary factor contributing to the decrease in tax benefits recorded for the effect of rate-making on property-related differences is related to a decrease in tax depreciation for IPL’s Whispering Willow - East wind project, which was placed into service in late 2009. The net income tax benefits related to tax depreciation for IPL’s Whispering Willow - East wind project were $3 million, $6 million and $12 million in 2012, 2011 and 2010, respectively.

Adjustment of prior period taxes - In 2010, the IRS completed the audits of Alliant Energy’s U.S. federal income tax returns for calendar years 2005 through 2008. The net impact of the completion of these audits and reversal of reserves for uncertain tax positions related to those audits resulted in Alliant Energy and IPL recognizing net income tax benefits in 2010 of $7 million and $5 million, respectively. These income tax benefits decreased Alliant Energy’s and IPL’s effective tax rate by 1.5% and 2.7%, respectively, and are included, along with other adjustments, in “Adjustment of prior period taxes” in the 2010 column of the above table. The net impact of the completion of the 2005 through 2008 audits and reversal of reserves for uncertain tax positions related to these audits did not have a material impact on WPL’s income tax rates for 2010.

Wisconsin tax legislation - In 2011, the 2011 Wisconsin Act 32 (Act 32) was enacted. The most significant provision of Act 32 for Alliant Energy authorizes combined groups to share net operating loss carryforwards that were incurred by group members prior to January 1, 2009 and utilize these shared net operating losses over 20 years beginning after December 31, 2011. Based on this provision of Act 32, Alliant Energy anticipated its Wisconsin combined group would be able to fully utilize $368 million of Wisconsin net operating losses incurred by Alliant Energy and Resources prior to January 1, 2009 to offset future taxable income and therefore reversed previously recorded deferred tax asset valuation allowances related to state net operating loss carryforwards of $19 million in 2011.

Federal health care legislation - In 2010, the Patient Protection and Affordable Care Act, and Health Care and Education Reconciliation Act of 2010 (Federal Health Care Legislation) were enacted. One of the most significant provisions of the Federal Health Care Legislation for Alliant Energy, IPL and WPL requires a reduction in their tax deductions for retiree health care costs beginning in 2013, to the extent their drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. The reduction in the future deductibility of retiree health care costs accrued as of December 31, 2009 required Alliant Energy, IPL and WPL to record deferred income tax expense of $7 million, $4 million and $3 million, respectively, in 2010.

Deferred Tax Assets and Liabilities - The deferred income tax (assets) and liabilities included on Alliant Energy’s Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

	2012			2011
	Deferred	Deferred Tax		Deferred	Deferred Tax
Alliant Energy	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$2,143.8	$2,143.8	$—	$1,926.4	$1,926.4
Investment in ATC	—	104.3	104.3	—	93.8	93.8
Deferred portion of tax gain on IPL’s electric transmission assets sale	—	50.7	50.7	—	75.5	75.5
Net operating losses carryforward - state	(46.8)	—	(46.8)	(39.9)	—	(39.9)
Federal credit carryforward	(133.8)	—	(133.8)	(107.4)	—	(107.4)
Regulatory liability - IPL’s tax benefit rider	(144.6)	—	(144.6)	(140.6)	—	(140.6)
Net operating losses carryforward - federal	(306.0)	—	(306.0)	(336.1)	—	(336.1)
Other	(113.7)	208.2	94.5	(128.2)	224.7	96.5
Subtotal	(744.9)	2,507.0	1,762.1	(752.2)	2,320.4	1,568.2
Valuation allowances	1.9	—	1.9	1.2	—	1.2
	($743.0)	$2,507.0	$1,764.0	($751.0)	$2,320.4	$1,569.4

	2012	2011
Other current assets	($170.2)	($22.8)
Deferred income taxes	1,934.2	1,592.2
Total deferred tax liabilities	$1,764.0	$1,569.4

The deferred income tax (assets) and liabilities included on IPL’s Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

	2012			2011
	Deferred	Deferred Tax		Deferred	Deferred Tax
IPL	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$1,243.9	$1,243.9	$—	$1,134.1	$1,134.1
Pension and other postretirement benefits obligations	—	64.9	64.9	—	67.6	67.6
Deferred portion of tax gain on electric transmission assets sale	—	50.7	50.7	—	75.5	75.5
Federal credit carryforward	(37.4)	—	(37.4)	(25.0)	—	(25.0)
Net operating losses carryforward - federal	(131.0)	—	(131.0)	(154.4)	—	(154.4)
Regulatory liability - tax benefit rider	(144.6)	—	(144.6)	(140.6)	—	(140.6)
Other	(70.4)	31.9	(38.5)	(76.5)	42.7	(33.8)
	($383.4)	$1,391.4	$1,008.0	($396.5)	$1,319.9	$923.4

	2012	2011
Other current assets	($79.3)	($13.5)
Deferred income taxes	1,087.3	936.9
Total deferred tax liabilities	$1,008.0	$923.4

The deferred income tax (assets) and liabilities included on WPL’s Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

	2012			2011
	Deferred	Deferred Tax		Deferred	Deferred Tax
WPL	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$793.3	$793.3	$—	$697.1	$697.1
Investment in ATC	—	104.3	104.3	—	93.8	93.8
Pension and other postretirement benefits obligations	—	46.4	46.4	—	49.6	49.6
Customer advances	(9.6)	—	(9.6)	(11.6)	—	(11.6)
Federal credit carryforward	(39.4)	—	(39.4)	(26.1)	—	(26.1)
Net operating losses carryforward - federal	(142.2)	—	(142.2)	(141.1)	—	(141.1)
Other	(31.6)	37.3	5.7	(29.3)	34.1	4.8
	($222.8)	$981.3	$758.5	($208.1)	$874.6	$666.5

	2012	2011
Other current assets	($85.6)	($6.0)
Deferred income taxes	844.1	672.5
Total deferred tax liabilities	$758.5	$666.5

Property -
Bonus depreciation deductions - In 2010, the Small Business Jobs Act of 2010 (SBJA) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the Act) were enacted. The most significant provisions of the SBJA and the Act for Alliant Energy, IPL and WPL are related to the extension of bonus depreciation deductions for certain expenditures for property that are placed in service through December 31, 2012. Based on capital projects expected to be placed into service in 2012, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed in its 2012 federal income tax return will be approximately $284 million ($67 million for IPL, $117 million for WPL and $100 million for Resources).

Deferred portion of tax gain on IPL’s electric transmission asset sale - Alliant Energy and IPL recognized a $527 million taxable gain upon the sale of IPL’s electric transmission assets in 2007. Under the provisions of the 2005 Energy Tax Act, Alliant Energy and IPL deferred its income tax obligation associated with the taxable gain over an eight-year period, with one-eighth of the income tax obligation recognized in each of the years of 2007 through 2014.

Carryforwards - At December 31, 2012, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (in millions):

Alliant Energy	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$892	$306	2029
State net operating losses	871	47	2014
Federal tax credits	136	134	2022
		$487

IPL	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$382	$131	2029
State net operating losses	254	15	2018
Federal tax credits	38	37	2022
		$183

WPL	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$414	$142	2029
State net operating losses	152	8	2018
Federal tax credits	40	39	2022
		$189

At December 31, 2012, Alliant Energy’s state net operating losses carryforwards had expiration dates ranging from 2014 to 2032 with 99% expiring after 2020. At December 31, 2012, IPL’s state net operating losses carryforwards had expiration dates ranging from 2018 to 2032 with 99% expiring after 2021. At December 31, 2012, WPL’s state net operating losses carryforwards had expiration dates ranging from 2018 to 2032 with 99% expiring after 2023.

Uncertain Tax Positions - A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest, is as follows (in millions):

	Alliant Energy			IPL			WPL
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Balance, January 1	$23.5	$66.7	$101.7	$10.9	$33.0	$58.4	$12.6	$33.7	$42.1
Additions based on tax positions related to the current year	0.7	0.7	3.8	—	0.1	2.5	0.7	0.6	1.3
Additions for tax positions of prior years (a)	—	—	9.1	—	—	3.8	—	—	5.2
Reductions for tax positions of prior years (b)	(23.5)	(43.9)	(31.8)	(10.9)	(22.2)	(22.7)	(12.6)	(21.7)	(8.0)
Settlements with taxing authorities	—	—	(16.1)	—	—	(9.0)	—	—	(6.9)
Balance, December 31 (c)	$0.7	$23.5	$66.7	$—	$10.9	$33.0	$0.7	$12.6	$33.7

(a)
The additions for tax positions of prior years were related to positions taken by Alliant Energy, IPL and WPL on their federal and state tax returns related to the capitalization and dispositions of property.

(b)
In 2012, the reductions for tax positions of prior years were due to the finalization of Alliant Energy’s federal income tax return audits for calendar years 2005 through 2009. In 2011, the reductions for tax positions of prior years were related to guidance published by the IRS clarifying the treatment of repair expenditures for electric distribution property. In 2010, the reductions of tax positions of prior years were primarily related to deductions taken by Alliant Energy, IPL and WPL on their federal and state tax returns that were settled under audit for amounts less than the reductions of tax positions recorded.

(c)	At December 31, 2012 and 2011, $0 and $10 million, respectively, of uncertain tax positions balances for both Alliant Energy and IPL included amounts recorded in regulatory liability accounts.

At December 31, 2012, 2011 and 2010, there were no penalties accrued related to uncertain tax positions. Additional information regarding uncertain tax positions at December 31 is as follows (in millions):

	Alliant Energy			IPL			WPL
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Tax positions favorably impacting future effective tax rates for continuing operations	$0.7	$—	$—	$—	$—	$—	$0.7	$—	$—
Interest accrued	—	0.4	0.7	—	0.4	0.7	—	—	—

Open tax years - Tax years that remain subject to the statute of limitations are as follows:

Major Jurisdiction	Alliant Energy			IPL			WPL
Consolidated federal income tax returns (a)	2005	-	2011	2005	-	2011	2005	-	2011
Consolidated Iowa income tax returns (b)	2005	-	2011	2005	-	2011	2005	-	2011
Wisconsin income tax returns	2005	-	2008	N/A			2005	-	2008
Wisconsin combined tax returns	2009	-	2011	2009	-	2011	2009	-	2011

(a)
2005 through 2010 are effectively settled. The statute of limitations for 2005 through 2008 has been extended to June 30, 2013. The statute of limitations for 2009 through 2011 expires three years from the extended due date of the federal tax return.

(b)	2005 through 2008 are open for federal audit adjustments only.

Reasonably possible changes to uncertain tax positions in 2013 - In 2013, statutes of limitations will expire for Alliant Energy’s, IPL’s and WPL’s tax returns in multiple state jurisdictions. The expiration of the statutes of limitations will not have any impact on Alliant Energy’s, IPL’s and WPL’s uncertain tax positions in 2013. It is reasonably possible that Alliant Energy, IPL and WPL could have material changes to their unrecognized tax benefits during the next 12 months as a result of the expected issuance in 2013 of revenue procedures clarifying the treatment of repair expenditures for electric generation and gas distribution property. An estimate of the expected changes during the next 12 months cannot be determined at this time.

(6) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans - Alliant Energy, IPL and WPL provide retirement benefits to substantially all of their employees through various qualified and non-qualified non-contributory defined benefit pension plans, and/or through defined contribution plans (including 401(k) savings plans). Alliant Energy’s, IPL’s and WPL’s qualified and non-qualified non-contributory defined benefit pension plans are currently closed to new hires. Benefits of the non-contributory defined benefit pension plans are based on the plan participant’s years of service, age and compensation. Benefits of the defined contribution plans are based on the plan participant’s years of service, age, compensation and contributions. Alliant Energy, IPL and WPL also provide certain defined benefit postretirement health care and life benefits to eligible retirees. In general, the retiree health care plans consist of fixed benefit subsidy structures and the retiree life insurance plans are non-contributory.

Assumptions - The assumptions for defined benefit pension and other postretirement benefits plans at the measurement date of December 31 were as follows (Not Applicable (N/A)):

Alliant Energy	Defined Benefit Pension Plans									Other Postretirement Benefits Plans
		2012			2011			2010		2012	2011	2010
Discount rate for benefit obligations		4.11%			4.86%			5.56%		3.82%	4.60%	5.25%
Discount rate for net periodic cost		4.86%			5.56%			5.80%		4.60%	5.25%	5.55%
Expected rate of return on plan assets		7.90%			7.90%			8.00%		7.50%	7.00%	6.90%
Rate of compensation increase	3.50%	-	4.50%	3.50%	-	4.50%	3.50%	-	4.50%	3.50%	3.50%	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)		N/A			N/A			N/A		7.50%	8.00%	7.00%
Ultimate trend rate		N/A			N/A			N/A		5.00%	5.00%	5.00%

IPL	Qualified Defined Benefit Pension Plan			Other Postretirement Benefits Plans
	2012	2011	2010	2012	2011	2010
Discount rate for benefit obligations	4.20%	4.95%	5.70%	3.76%	4.60%	5.25%
Discount rate for net periodic cost	4.95%	5.70%	5.80%	4.60%	5.25%	5.55%
Expected rate of return on plan assets	7.90%	7.90%	8.00%	7.40%	7.30%	7.10%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	7.50%	8.00%	7.00%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

WPL	Qualified Defined Benefit Pension Plan			Other Postretirement Benefits Plans
	2012	2011	2010	2012	2011	2010
Discount rate for benefit obligations	4.20%	4.95%	5.70%	3.81%	4.60%	5.25%
Discount rate for net periodic cost	4.95%	5.70%	5.80%	4.60%	5.25%	5.55%
Expected rate of return on plan assets	7.90%	7.90%	8.00%	7.00%	6.30%	6.30%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	7.50%	8.00%	7.00%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

Expected rate of return on plan assets - The expected rate of return on plan assets is determined by analysis of projected asset class returns based on the target asset class allocations. Alliant Energy, IPL and WPL use a forward-looking building blocks approach and also review historical returns, survey information and capital market information to support the expected rate of return on plan assets assumption. Refer to “Investment Policy and Strategy for Plan Assets” below for additional information related to Alliant Energy’s, IPL’s and WPL’s investment policy and strategy and mix of assets for the pension and other postretirement benefits plans.

Medical cost trend on covered charges - The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2012, holding all other assumptions constant, would have the following effects (in millions):

	Alliant Energy		IPL		WPL
	1% Increase	1% Decrease	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.4	($0.4)	$0.2	($0.2)	$0.2	($0.2)
Effect on postretirement benefit obligation	2.6	(2.4)	1.2	(1.1)	1.2	(1.2)

Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for Alliant Energy’s, IPL’s and WPL’s sponsored defined benefit pension and other postretirement benefits plans, and defined benefit pension plans amounts directly assigned to IPL and WPL, are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the qualified defined benefit pension plans costs represent only those respective costs for IPL’s and WPL’s bargaining unit employees covered under the plans that are sponsored by IPL and WPL, respectively. Also in the “IPL” and “WPL” tables below, the other postretirement benefits plans costs (credits) represent costs (credits) for all IPL and WPL employees, respectively. The “Directly assigned defined benefit pension plans” tables below include amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans.

Alliant Energy	Defined Benefit Pension Plans			Other Postretirement Benefits Plans (a)
	2012	2011	2010	2012	2011	2010
Service cost	$13.5	$11.4	$11.9	$6.9	$7.0	$9.3
Interest cost	51.6	52.0	52.3	10.2	12.3	14.9
Expected return on plan assets (b)	(68.8)	(63.8)	(62.1)	(7.5)	(7.9)	(7.7)
Amortization of (c):
Transition obligation	—	—	—	—	—	0.1
Prior service cost (credit)	0.3	0.7	0.9	(12.0)	(10.0)	(2.4)
Actuarial loss	33.3	21.1	23.8	6.3	5.3	7.4
Additional benefit costs (d)	0.1	10.2	—	—	—	—
Settlement losses (e)	5.4	1.1	1.4	—	—	—
	$35.4	$32.7	$28.2	$3.9	$6.7	$21.6

IPL	Qualified Defined Benefit Pension Plan			Other Postretirement Benefits Plans (a)
	2012	2011	2010	2012	2011	2010
Service cost	$7.5	$6.1	$6.2	$3.0	$2.6	$3.4
Interest cost	17.1	16.7	16.5	4.4	5.5	6.8
Expected return on plan assets (b)	(23.0)	(20.0)	(19.5)	(5.1)	(5.4)	(5.3)
Amortization of (c):
Transition obligation	—	—	—	—	—	0.1
Prior service cost (credit)	0.4	0.5	0.6	(6.3)	(5.0)	(1.1)
Actuarial loss	10.2	5.7	7.2	3.5	2.9	4.0
	$12.2	$9.0	$11.0	($0.5)	$0.6	$7.9

WPL	Qualified Defined Benefit Pension Plan			Other Postretirement Benefits Plans (a)
	2012	2011	2010	2012	2011	2010
Service cost	$5.2	$4.5	$4.9	$2.7	$2.9	$3.6
Interest cost	16.4	16.1	15.7	4.1	4.9	5.5
Expected return on plan assets (b)	(22.3)	(20.0)	(19.1)	(1.3)	(1.3)	(1.3)
Amortization of (c):
Prior service cost (credit)	0.5	0.5	0.5	(3.9)	(3.4)	(0.7)
Actuarial loss	12.1	7.1	8.5	2.3	2.1	2.5
Additional benefit costs	0.1	—	—	—	—	—
	$12.0	$8.2	$10.5	$3.9	$5.2	$9.6

Directly assigned defined benefit pension plans	IPL			WPL
	2012	2011	2010	2012	2011	2010
Interest cost	$7.0	$7.3	$7.8	$5.2	$5.5	$5.6
Expected return on plan assets (b)	(9.6)	(9.7)	(9.7)	(7.3)	(7.3)	(7.3)
Amortization of (c):
Prior service credit	(0.2)	(0.2)	(0.3)	(0.1)	(0.2)	(0.2)
Actuarial loss	3.9	3.0	2.9	3.6	3.0	2.8
Additional benefit costs (d)	—	2.8	—	—	0.7	—
	$1.1	$3.2	$0.7	$1.4	$1.7	$0.9

(a)
In 2011, Alliant Energy, IPL and WPL amended their defined benefit postretirement health care plans resulting in a revision to the method and level of coverage provided for participants more than 65 years of age. This amendment was determined to be a significant event, which required Alliant Energy, IPL and WPL to remeasure their defined benefit postretirement health care plans in 2011. The amendment resulted in a decrease in Alliant Energy’s, IPL’s and WPL’s postretirement benefit obligations of $55 million, $30 million and $16 million, respectively, in 2011 with the impact of the remeasurement on net periodic benefit costs being recognized prospectively from the remeasurement date. The impact of the remeasurement decreased Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs by $11.3 million, $7.2 million, and $3.8 million in 2011, respectively. The discount rate used for the remeasurement was 5.20%. All other assumptions used for the remeasurement were consistent with the measurement assumptions used at December 31, 2010.

(b)	The expected return on plan assets is based on the expected rate of return on plan assets and the fair value approach to the market-related value of plan assets.

(c)
Unrecognized net actuarial gains or losses in excess of 10% of the greater of the plans’ benefit obligations or assets are amortized over the average future service lives of plan participants, except for the Alliant Energy Cash Balance Pension Plan (Cash Balance Plan) where gains or losses outside the 10% threshold are amortized over the time period the participants are expected to receive benefits. Unrecognized prior service costs (credits) for the postretirement benefits plans are amortized over the average future service period to full eligibility of the participants of each plan.

(d)
Alliant Energy reached an agreement with the IRS, which resulted in a favorable determination letter for the Cash Balance Plan in 2011. The agreement with the IRS required Alliant Energy to amend the Cash Balance Plan, which was completed in 2011 resulting in aggregate additional benefits of $10.2 million paid by Alliant Energy to certain former participants in the Cash Balance Plan in 2011. Alliant Energy recognized $10.2 million of additional benefits costs in 2011 related to these benefits. IPL recognized $6.3 million ($2.8 million directly assigned and $3.5 million allocated by Corporate Services) and WPL recognized $3.4 million ($0.7 million directly assigned and $2.7 million allocated by Corporate Services) of additional benefits costs in 2011 related to these benefits. Refer to Note 13(c) for additional information regarding the Cash Balance Plan.

(e)	Settlement losses related to payments made to retired executives of Alliant Energy.

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

	Pension Benefits Costs (a)			Other Postretirement Benefits Costs
	2012	2011	2010	2012	2011	2010
IPL	$4.9	$5.8	$2.9	$0.1	$0.3	$2.0
WPL	3.6	4.2	1.9	0.1	0.2	1.3

(a)
Includes settlement losses related to payments made to retired executives of Alliant Energy in 2012. In 2011, additional qualified pension benefits costs resulting from the 2011 amendment to the Cash Balance Plan allocated to IPL and WPL by Corporate Services were $3.5 million and $2.7 million, respectively.

The estimated amortization from “Regulatory assets” and “Regulatory liabilities” on the Consolidated Balance Sheets and AOCL on Alliant Energy’s Consolidated Balance Sheet into net periodic benefit cost in 2013 is as follows (in millions):

	Alliant Energy		IPL		WPL
		Other	Qualified	Other	Qualified	Other
	Defined Benefit	Postretirement	Defined Benefit	Postretirement	Defined Benefit	Postretirement
	Pension Plans	Benefits Plans	Pension Plan	Benefits Plans	Pension Plan	Benefits Plans
Actuarial loss	$36.2	$4.9	$10.9	$2.7	$13.2	$1.9
Prior service cost (credit)	0.2	(11.9)	0.4	(6.3)	0.5	(3.9)
	$36.4	($7.0)	$11.3	($3.6)	$13.7	($2.0)

Directly assigned defined benefit pension plans	IPL	WPL
Actuarial loss	$4.2	$3.9
Prior service credit	(0.2)	(0.2)
	$4.0	$3.7

In addition to the estimated amortizations from “Regulatory assets” and “Regulatory liabilities” in the above tables for IPL and WPL, $1.3 million and $0.9 million, respectively, of amortizations are expected in 2013 from “Regulatory assets” and “Regulatory liabilities” associated with Corporate Services employees participating in other Alliant Energy sponsored plans allocated to IPL and WPL.

Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs are primarily included in “Utility - Other operation and maintenance” in the Consolidated Statements of Income.

Benefit Plan Assets and Obligations - A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified defined benefit pension and other postretirement benefits plans to the amounts recognized on Alliant Energy’s Consolidated Balance Sheets at December 31 was as follows (in millions):

Alliant Energy	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2012	2011	2012	2011
Change in projected benefit obligation:
Net projected benefit obligation at January 1	$1,081.4	$953.0	$224.2	$274.9
Service cost	13.5	11.4	6.9	7.0
Interest cost	51.6	52.0	10.2	12.3
Plan participants’ contributions	—	—	2.7	6.4
Plan amendments (a)	—	10.2	—	(56.6)
Additional benefit costs	0.1	—	—	—
Actuarial (gain) loss	135.4	126.2	(1.6)	(0.8)
Early Retiree Reinsurance Program (ERRP) proceeds	—	—	—	0.6
Gross benefits paid	(74.5)	(71.4)	(19.2)	(20.8)
Federal subsidy on other postretirement benefits paid	—	—	—	1.2
Net projected benefit obligation at December 31	1,207.5	1,081.4	223.2	224.2
Change in plan assets:
Fair value of plan assets at January 1	897.4	823.0	120.4	122.7
Actual return on plan assets	126.9	28.9	14.3	2.6
Employer contributions	15.8	116.9	4.9	9.5
Plan participants’ contributions	—	—	2.7	6.4
Gross benefits paid	(74.5)	(71.4)	(19.2)	(20.8)
Fair value of plan assets at December 31	965.6	897.4	123.1	120.4
Under funded status at December 31	($241.9)	($184.0)	($100.1)	($103.8)

Alliant Energy	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2012	2011	2012	2011
Amounts recognized on the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$3.5	$1.3
Other current liabilities	(2.4)	(4.6)	(2.8)	—
Pension and other benefit obligations	(239.5)	(179.4)	(100.8)	(105.1)
Net amount recognized at December 31	($241.9)	($184.0)	($100.1)	($103.8)
Amounts recognized in Regulatory Assets, Regulatory Liabilities and AOCL consist of (b):
Net actuarial loss	$533.4	$494.8	$62.1	$76.7
Prior service credit	(7.2)	(6.9)	(40.5)	(52.5)
	$526.2	$487.9	$21.6	$24.2

(a)	Refer to “Net Periodic Benefit Costs” above for additional information regarding plan amendments to the defined benefit pension and other postretirement benefits plans in 2011.

(b)
Refer to Note 1(b) and Alliant Energy’s Consolidated Statements of Common Equity for amounts recognized in “Regulatory assets” and “AOCL,” respectively, on Alliant Energy’s Consolidated Balance Sheets. At December 31, 2012 and 2011, $2.7 million and $3.3 million, respectively, of regulatory liabilities were recognized related to Alliant Energy’s other postretirement benefits plans.

A reconciliation of the funded status of IPL’s sponsored qualified defined benefit pension and other postretirement benefits plans to the amounts recognized on IPL’s Consolidated Balance Sheets, at December 31 was as follows (in millions):

IPL	Qualified Defined Benefit		Other Postretirement
	Pension Plan		Benefits Plans
	2012	2011	2012	2011
Change in projected benefit obligation:
Net projected benefit obligation at January 1	$344.5	$293.8	$97.5	$128.5
Service cost	7.5	6.1	3.0	2.6
Interest cost	17.1	16.7	4.4	5.5
Plan participants’ contributions	—	—	0.9	2.0
Plan amendments (a)	—	—	—	(30.1)
Actuarial (gain) loss	38.2	45.2	(1.4)	(2.7)
ERRP proceeds	—	—	—	0.2
Gross benefits paid	(18.9)	(17.3)	(8.4)	(9.1)
Federal subsidy on other postretirement benefits paid	—	—	—	0.6
Net projected benefit obligation at December 31	388.4	344.5	96.0	97.5
Change in plan assets:
Fair value of plan assets at January 1	298.7	256.9	74.7	77.5
Actual return on plan assets	42.5	9.1	9.4	1.4
Employer contributions	—	50.0	2.2	2.9
Plan participants’ contributions	—	—	0.9	2.0
Gross benefits paid	(18.9)	(17.3)	(8.4)	(9.1)
Fair value of plan assets at December 31	322.3	298.7	78.8	74.7
Under funded status at December 31	($66.1)	($45.8)	($17.2)	($22.8)

IPL	Qualified Defined Benefit		Other Postretirement
	Pension Plan		Benefits Plans
	2012	2011	2012	2011
Amounts recognized on the Consolidated Balance Sheets consist of:
Pension and other benefit obligations	($66.1)	($45.8)	($17.2)	($22.8)
Amounts recognized in Regulatory Assets and Regulatory Liabilities consist of (b):
Net actuarial loss	$149.7	$141.1	$32.0	$41.0
Prior service cost (credit)	0.7	1.1	(21.3)	(27.6)
	$150.4	$142.2	$10.7	$13.4

(a)	Refer to “Net Periodic Benefit Costs” above for additional information regarding plan amendments to the defined benefit pension and other postretirement benefits plans in 2011.

(b)
Refer to Note 1(b) for amounts recognized in “Regulatory assets” on IPL’s Consolidated Balance Sheets. At December 31, 2012 and 2011, $1.4 million and $2.8 million, respectively, of regulatory liabilities were recognized related to IPL’s other postretirement benefits plans.

A reconciliation of the funded status of WPL’s sponsored qualified defined benefit pension and other postretirement benefits plans to the amounts recognized on WPL’s Consolidated Balance Sheets, at December 31 was as follows (in millions):

WPL	Qualified Defined Benefit		Other Postretirement
	Pension Plan		Benefits Plans
	2012	2011	2012	2011
Change in projected benefit obligation:
Net projected benefit obligation at January 1	$332.5	$283.3	$89.6	$103.3
Service cost	5.2	4.5	2.7	2.9
Interest cost	16.4	16.1	4.1	4.9
Plan participants’ contributions	—	—	1.2	3.3
Plan amendments (a)	—	—	—	(18.2)
Additional benefit costs	0.1	—	—	—
Actuarial loss	43.4	43.3	0.3	2.3
ERRP proceeds	—	—	—	0.2
Gross benefits paid	(17.4)	(14.7)	(8.8)	(9.6)
Federal subsidy on other postretirement benefits paid	—	—	—	0.5
Net projected benefit obligation at December 31	380.2	332.5	89.1	89.6
Change in plan assets:
Fair value of plan assets at January 1	289.6	255.2	25.1	25.0
Actual return on plan assets	41.0	9.1	2.5	0.9
Employer contributions	—	40.0	2.3	5.5
Plan participants’ contributions	—	—	1.2	3.3
Gross benefits paid	(17.4)	(14.7)	(8.8)	(9.6)
Fair value of plan assets at December 31	313.2	289.6	22.3	25.1
Under funded status at December 31	($67.0)	($42.9)	($66.8)	($64.5)

WPL	Qualified Defined Benefit		Other Postretirement
	Pension Plan		Benefits Plans
	2012	2011	2012	2011
Amounts recognized on the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$3.5	$1.3
Other current liabilities	—	—	(2.8)	—
Pension and other benefit obligations	(67.0)	(42.9)	(67.5)	(65.8)
Net amount recognized at December 31	($67.0)	($42.9)	($66.8)	($64.5)
Amounts recognized in Regulatory Assets and Regulatory Liabilities consist of (b):
Net actuarial loss	$155.3	$142.7	$24.3	$27.8
Prior service cost (credit)	1.9	2.4	(13.4)	(17.3)
	$157.2	$145.1	$10.9	$10.5

(a)	Refer to “Net Periodic Benefit Costs” above for additional information regarding plan amendments to the defined benefit pension and other postretirement benefits plans in 2011.

(b)
Refer to Note 1(b) for amounts recognized in “Regulatory assets” on WPL’s Consolidated Balance Sheets. At December 31, 2012 and 2011, $0.2 million and $0, respectively, of regulatory liabilities were recognized related to WPL’s other postretirement benefits plans.

Included in the following tables are accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and other postretirement benefits plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date (Not Applicable (N/A); in millions):

Alliant Energy	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2012	2011	2012	2011
Accumulated benefit obligations	$1,155.5	$1,029.4	$223.2	$224.2
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	1,155.5	1,029.4	223.2	224.2
Fair value of plan assets	965.6	897.4	123.1	120.4
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	1,207.5	1,081.4	N/A	N/A
Fair value of plan assets	965.6	897.4	N/A	N/A

IPL	Qualified Defined Benefit		Other Postretirement
	Pension Plan		Benefits Plans
	2012	2011	2012	2011
Accumulated benefit obligations	$359.6	$314.6	$96.0	$97.5
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	359.6	314.6	96.0	97.5
Fair value of plan assets	322.3	298.7	78.8	74.7
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	388.4	344.5	N/A	N/A
Fair value of plan assets	322.3	298.7	N/A	N/A

WPL	Qualified Defined Benefit		Other Postretirement
	Pension Plan		Benefits Plans
	2012	2011	2012	2011
Accumulated benefit obligations	$363.7	$314.7	$89.1	$89.6
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	363.7	314.7	89.1	89.6
Fair value of plan assets	313.2	289.6	22.3	25.1
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	380.2	332.5	N/A	N/A
Fair value of plan assets	313.2	289.6	N/A	N/A

The “Directly assigned defined benefit pension plans” table below includes amounts directly assigned to each of IPL and WPL related to their current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. A reconciliation of the funded status of the directly assigned qualified and non-qualified defined benefit pension plans to the amounts recognized on IPL’s and WPL’s Consolidated Balance Sheets at December 31 was as follows (in millions):

Directly assigned defined benefit pension plans	IPL		WPL
	2012	2011	2012	2011
Change in projected benefit obligation:
Net projected benefit obligation at January 1	$155.4	$144.4	$115.2	$107.4
Interest cost	7.0	7.3	5.2	5.5
Plan amendments	—	2.8	—	0.7
Actuarial loss	17.9	13.2	14.5	10.3
Gross benefits paid	(9.5)	(12.3)	(8.4)	(8.7)
Net projected benefit obligation at December 31	170.8	155.4	126.5	115.2
Change in plan assets:
Fair value of plan assets at January 1	127.4	127.6	97.0	95.6
Actual return on plan assets	17.9	4.2	13.5	3.2
Employer contributions	0.7	7.9	0.1	6.9
Gross benefits paid	(9.5)	(12.3)	(8.4)	(8.7)
Fair value of plan assets at December 31	136.5	127.4	102.2	97.0
Under funded status at December 31	($34.3)	($28.0)	($24.3)	($18.2)

Directly assigned defined benefit pension plans	IPL		WPL
	2012	2011	2012	2011
Amounts recognized on the Consolidated Balance Sheets consist of:
Other current liabilities	($0.8)	($0.8)	($0.2)	($0.2)
Pension and other benefit obligations	(33.5)	(27.2)	(24.1)	(18.0)
Net amount recognized at December 31	($34.3)	($28.0)	($24.3)	($18.2)
Amounts recognized in Regulatory Assets (a):
Net actuarial loss	$81.9	$76.2	$78.4	$73.7
Prior service credit	(3.2)	(3.4)	(2.3)	(2.4)
	$78.7	$72.8	$76.1	$71.3
Accumulated benefit obligations	$170.8	$155.4	$126.5	$115.2

(a)	Refer to Note 1(b) for amounts recognized in “Regulatory assets” on IPL’s and WPL’s Consolidated Balance Sheets.

In addition to the amounts recognized in “Regulatory assets and regulatory liabilities” in the above tables for IPL and WPL, “Regulatory assets” and “Regulatory liabilities” were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2012	2011	2012	2011
Regulatory assets	$38.1	$33.7	$25.5	$22.3
Regulatory liabilities	0.6	0.3	0.4	0.2

Estimated Future Employer Contributions and Benefit Payments - Alliant Energy, IPL and WPL estimate that funding for the qualified defined benefit pension, non-qualified defined benefit pension and other postretirement benefits plans, and the directly assigned qualified and non-qualified defined benefit pension plans amounts, during 2013 will be as follows (in millions):

	Alliant Energy	IPL	WPL
Qualified defined benefit pension plans	$—	$—	$—
Non-qualified defined benefit pension plans (a)	2.4	N/A	N/A
Directly assigned defined benefit pension plans (b)	N/A	0.8	0.2
Other postretirement benefits plans	3.0	—	3.0

(a)
Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees of IPL and WPL. Alliant Energy allocates pension costs to IPL and WPL for these plans.

(b)
Amounts directly assigned to IPL and WPL for non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans.

Expected benefit payments, and the directly assigned qualified and non-qualified defined benefit pension benefits amounts, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2013	2014	2015	2016	2017	2018 - 2022
Qualified and non-qualified defined benefit pension benefits	$61.9	$64.7	$68.5	$66.6	$69.2	$374.1
Other postretirement benefits	16.6	16.2	16.3	16.4	16.6	84.2
	$78.5	$80.9	$84.8	$83.0	$85.8	$458.3

IPL	2013	2014	2015	2016	2017	2018 - 2022
Qualified defined benefit pension benefits	$15.9	$16.9	$17.9	$18.9	$20.0	$116.0
Directly assigned defined benefit pension benefits	12.6	13.4	14.1	12.1	13.5	60.2
Other postretirement benefits	8.0	7.3	7.2	7.1	7.2	35.9
	$36.5	$37.6	$39.2	$38.1	$40.7	$212.1

WPL	2013	2014	2015	2016	2017	2018 - 2022
Qualified defined benefit pension benefits	$14.4	$15.2	$16.1	$17.0	$18.0	$108.7
Directly assigned defined benefit pension benefits	10.5	10.2	11.4	9.8	9.5	43.0
Other postretirement benefits	6.3	6.5	6.7	6.7	6.8	34.3
	$31.2	$31.9	$34.2	$33.5	$34.3	$186.0

Investment Policy and Strategy for Plan Assets - Alliant Energy’s, IPL’s and WPL’s investment policies and their strategies employed with respect to assets of defined benefit pension and other postretirement benefits plans are to combine both preservation of principal and prudent and reasonable risk-taking to protect the integrity of plan assets, in order to meet the obligations to plan participants while minimizing benefit costs over the long term. It is recognized that risk and volatility are present with all types of investments. However, risk is mitigated at the total fund level through diversification by asset class including both U.S. and international equity exposure, the number of individual investments, and sector and industry limits.

Defined Benefit Pension Plans Assets - For assets of defined benefit pension plans, the mix among asset classes is controlled by long-term asset allocation targets. Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than debt securities over a long-term investment horizon. Consistent with the goals of meeting obligations to plan participants and minimizing benefit costs over the long-term, the defined benefit pension plans have a long-term investment posture more heavily weighted towards equity holdings. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. Alliant Energy, IPL and WPL also use an overlay management service to help maintain target allocations and liquidity needs. The overlay manager is authorized to use derivative financial instruments to facilitate this service. Prohibited investment vehicles include, but may not be limited to, direct ownership of real estate, margin trading, oil and gas limited partnerships and securities of the managers’ firms or affiliate firms. If the investment vehicle is a commingled account or mutual fund, it is not possible to place restrictions on any aspect of fund management. At December 31, 2012, the current target ranges and actual allocations for Alliant Energy’s, IPL’s and WPL’s defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	—%	-	5%	4%
Equity securities:
U.S. large cap core	10%	-	20%	13%
U.S. large cap value	6%	-	16%	11%
U.S. large cap growth	6%	-	16%	11%
U.S. small cap value	—%	-	6%	3%
U.S. small cap growth	—%	-	6%	3%
International - developed markets	11%	-	23%	16%
International - emerging markets	—%	-	8%	4%
Global asset allocation securities	5%	-	15%	10%
Fixed income securities	15%	-	35%	25%

Other Postretirement Benefits Plans Assets - Other postretirement benefits plans assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in Voluntary Employees’ Beneficiary Association (VEBA) trusts. The investment policy and strategy of the 401(h) assets mirrors those of the defined benefit pension plans, which are discussed above. For VEBA trusts with assets greater than $5 million, the mix among asset classes is controlled by long-term allocation targets. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. Prohibited investment vehicles include, but may not be limited to, direct ownership of real estate, margin trading, oil and gas limited partnerships and securities of the managers’ firms or affiliate firms. If the investment vehicle is a commingled account or mutual fund, it is not possible to place restrictions on any aspect of fund management. At December 31, 2012, the current target ranges and actual allocations for Alliant Energy’s, IPL’s and WPL’s VEBA trusts with assets greater than $5 million were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	—%	-	5%	2%
Equity securities:
Domestic	25%	-	45%	34%
International	10%	-	20%	15%
Global asset allocation securities	20%	-	40%	29%
Fixed income securities	10%	-	30%	20%

Securities Lending Program - Alliant Energy, IPL and WPL have a securities lending program with a third-party agent that allows the agent to lend certain securities from their defined benefit pension and other postretirement benefits plans to selected entities against receipt of collateral (in the form of cash, government and agency securities or letters of credit) as provided for and determined in accordance with its securities lending agency agreement. Initial collateral levels are no less than 100% of the market value of loans to non-affiliated borrowers of U.S. government securities; 102% of the market value of loans to affiliated borrowers of U.S. government securities; 102% of the market value of loans on U.S. corporate bonds and U.S. equity securities; 105% of the market value of loans on non-U.S. securities; and 102% of the market value of loans on all other securities. Refer to “Fair Value Measurements” below for details of fair value of invested collateral and amounts due to borrowers for the securities lending program.

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

At December 31, the fair values of Alliant Energy’s qualified and non-qualified defined benefit pension plans assets by asset category and fair value hierarchy level were as follows (in millions):

Alliant Energy	2012				2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$43.9	$—	$43.9	$—	$117.5	$117.5	$—	$—
Equity securities:
U.S. large cap core	129.0	129.0	—	—	110.7	110.7	—	—
U.S. large cap value	107.9	—	107.9	—	91.6	—	91.6	—
U.S. large cap growth	105.8	—	105.8	—	91.5	—	91.5	—
U.S. small cap value	30.4	—	30.4	—	25.7	—	25.7	—
U.S. small cap growth	25.0	25.0	—	—	21.7	21.7	—	—
International - developed markets	153.7	80.3	73.4	—	126.4	65.4	61.0	—
International - emerging markets	38.5	38.5	—	—	30.4	30.4	—	—
Global asset allocation securities	94.5	56.3	38.2	—	—	—	—	—
Fixed income securities:
Corporate bonds	30.7	—	30.7	—	57.1	—	57.1	—
Government and agency obligations	49.2	—	49.2	—	87.8	—	87.8	—
Fixed income funds	162.6	0.2	162.4	—	146.7	0.2	146.5	—
Securities lending invested collateral	4.4	—	2.9	1.5	9.3	4.7	2.8	1.8
	975.6	$329.3	$644.8	$1.5	916.4	$350.6	$564.0	$1.8
Accrued investment income	0.6				1.0
Due to brokers, net (pending trades with brokers)	(1.5)				(4.7)
Due to borrowers for securities lending program	(9.1)				(15.3)
Total pension plan assets	$965.6				$897.4

At December 31, the fair values of IPL’s and WPL’s qualified and non-qualified defined benefit pension plan assets associated with IPL’s and WPL’s current and former non-bargaining employees who are participants in Alliant Energy and Corporate Services sponsored plans that were directly assigned to IPL and WPL, along with the percentage these assets represent of the fair values by asset category and fair value hierarchy level shown in the above table were as follows (dollars in millions):

	IPL		WPL
	2012	2011	2012	2011
Fair values of directly assigned amounts	$136.5	$127.4	$102.2	$97.0
Percentage represented	14.1%	14.2%	10.6%	10.8%

At December 31, the fair values of IPL’s qualified defined benefit pension plan assets by asset category and fair value hierarchy level were as follows (in millions):

IPL	2012				2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$14.6	$—	$14.6	$—	$39.1	$39.1	$—	$—
Equity securities:
U.S. large cap core	43.1	43.1	—	—	36.8	36.8	—	—
U.S. large cap value	36.0	—	36.0	—	30.5	—	30.5	—
U.S. large cap growth	35.3	—	35.3	—	30.5	—	30.5	—
U.S. small cap value	10.2	—	10.2	—	8.6	—	8.6	—
U.S. small cap growth	8.3	8.3	—	—	7.2	7.2	—	—
International - developed markets	51.3	26.8	24.5	—	42.1	21.8	20.3	—
International - emerging markets	12.9	12.9	—	—	10.1	10.1	—	—
Global asset allocation securities	31.5	18.8	12.7	—	—	—	—	—
Fixed income securities:
Corporate bonds	10.2	—	10.2	—	19.0	—	19.0	—
Government and agency obligations	16.4	—	16.4	—	29.2	—	29.2	—
Fixed income funds	54.3	0.1	54.2	—	48.8	0.1	48.7	—
Securities lending invested collateral	1.5	—	1.0	0.5	3.1	1.6	0.9	0.6
	325.6	$110.0	$215.1	$0.5	305.0	$116.7	$187.7	$0.6
Accrued investment income	0.2				0.4
Due to brokers, net (pending trades with brokers)	(0.5)				(1.6)
Due to borrowers for securities lending program	(3.0)				(5.1)
Total pension plan assets	$322.3				$298.7

At December 31, the fair values of WPL’s qualified defined benefit pension plan assets by asset category and fair value hierarchy level were as follows (in millions):

WPL	2012				2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$14.2	$—	$14.2	$—	$37.9	$37.9	$—	$—
Equity securities:
U.S. large cap core	41.8	41.8	—	—	35.7	35.7	—	—
U.S. large cap value	35.0	—	35.0	—	29.6	—	29.6	—
U.S. large cap growth	34.3	—	34.3	—	29.5	—	29.5	—
U.S. small cap value	9.9	—	9.9	—	8.3	—	8.3	—
U.S. small cap growth	8.1	8.1	—	—	7.0	7.0	—	—
International - developed markets	49.9	26.1	23.8	—	40.8	21.1	19.7	—
International - emerging markets	12.5	12.5	—	—	9.8	9.8	—	—
Global asset allocation securities	30.7	18.3	12.4	—	—	—	—	—
Fixed income securities:
Corporate bonds	9.9	—	9.9	—	18.4	—	18.4	—
Government and agency obligations	16.0	—	16.0	—	28.3	—	28.3	—
Fixed income funds	52.8	0.1	52.7	—	47.4	0.1	47.3	—
Securities lending invested collateral	1.4	—	0.9	0.5	3.0	1.5	0.9	0.6
	316.5	$106.9	$209.1	$0.5	295.7	$113.1	$182.0	$0.6
Accrued investment income	0.2				0.3
Due to brokers, net (pending trades with brokers)	(0.5)				(1.5)
Due to borrowers for securities lending program	(3.0)				(4.9)
Total pension plan assets	$313.2				$289.6

At December 31, the fair values of other postretirement benefits plans assets by asset category and fair value hierarchy level were as follows (in millions):

Alliant Energy	2012				2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$8.4	$—	$8.4	$—	$14.0	$14.0	$—	$—
Equity securities:
U.S. blend	32.9	32.9	—	—	—	—	—	—
U.S. large cap core	2.8	2.8	—	—	37.1	37.1	—	—
U.S. large cap value	2.4	—	2.4	—	2.4	—	2.4	—
U.S. large cap growth	2.3	—	2.3	—	2.4	—	2.4	—
U.S. mid cap core	—	—	—	—	17.8	17.8	—	—
U.S. small cap core	—	—	—	—	4.7	4.7	—	—
U.S. small cap value	0.7	—	0.7	—	0.6	—	0.6	—
U.S. small cap growth	0.6	0.6	—	—	0.5	0.5	—	—
International - blend	14.3	14.3	—	—	—	—	—	—
International - developed markets	3.4	1.8	1.6	—	3.3	1.7	1.6	—
International - emerging markets	0.8	0.8	—	—	0.8	0.8	—	—
Global asset allocation securities	30.4	29.6	0.8	—	—	—	—	—
Fixed income securities:
Corporate bonds	0.7	—	0.7	—	6.1	—	6.1	—
Government and agency obligations	1.1	—	1.1	—	5.6	—	5.6	—
Fixed income funds	22.4	18.8	3.6	—	25.4	21.6	3.8	—
Securities lending invested collateral	0.1	—	0.1	—	0.4	0.2	0.1	0.1
	123.3	$101.6	$21.7	$—	121.1	$98.4	$22.6	$0.1
Accrued investment income	—				0.1
Due to brokers, net (pending trades with brokers)	—				(0.2)
Due to borrowers for securities lending program	(0.2)				(0.6)
Total other postretirement benefits plan assets	$123.1				$120.4

IPL	2012				2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$3.3	$—	$3.3	$—	$2.1	$2.1	$—	$—
Equity securities:
U.S. blend	24.3	24.3	—	—	—	—	—	—
U.S. large cap core	0.8	0.8	—	—	29.3	29.3	—	—
U.S. large cap value	0.7	—	0.7	—	0.8	—	0.8	—
U.S. large cap growth	0.7	—	0.7	—	0.8	—	0.8	—
U.S. mid cap core	—	—	—	—	14.7	14.7	—	—
U.S. small cap value	0.2	—	0.2	—	0.2	—	0.2	—
U.S. small cap growth	0.2	0.2	—	—	0.2	0.2	—	—
International - blend	10.6	10.6	—	—	—	—	—	—
International - developed markets	1.0	0.5	0.5	—	1.2	0.6	0.6	—
International - emerging markets	0.2	0.2	—	—	0.3	0.3	—	—
Global asset allocation securities	21.5	21.3	0.2	—	—	—	—	—
Fixed income securities:
Corporate bonds	0.2	—	0.2	—	4.6	—	4.6	—
Government and agency obligations	0.3	—	0.3	—	4.1	—	4.1	—
Fixed income funds	14.9	13.9	1.0	—	16.5	15.1	1.4	—
Securities lending invested collateral	—	—	—	—	0.2	0.1	0.1	—
	78.9	$71.8	$7.1	$—	75.0	$62.4	$12.6	$—
Accrued investment income	—				0.1
Due to borrowers for securities lending program	(0.1)				(0.4)
Total other postretirement benefits plan assets	$78.8				$74.7

WPL	2012				2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$3.9	$—	$3.9	$—	$10.5	$10.5	$—	$—
Equity securities:
U.S. blend	3.1	3.1	—	—	—	—	—	—
U.S. large cap core	1.3	1.3	—	—	1.2	1.2	—	—
U.S. large cap value	1.2	—	1.2	—	1.0	—	1.0	—
U.S. large cap growth	1.1	—	1.1	—	1.0	—	1.0	—
U.S. small cap core	—	—	—	—	4.7	4.7	—	—
U.S. small cap value	0.3	—	0.3	—	0.3	—	0.3	—
U.S. small cap growth	0.3	0.3	—	—	0.2	0.2	—	—
International - blend	1.3	1.3	—	—	—	—	—	—
International - developed markets	1.6	0.8	0.8	—	1.3	0.7	0.6	—
International - emerging markets	0.4	0.4	—	—	0.3	0.3	—	—
Global asset allocation securities	3.6	3.2	0.4	—	—	—	—	—
Fixed income securities:
Corporate bonds	0.3	—	0.3	—	1.1	—	1.1	—
Government and agency obligations	0.5	—	0.5	—	1.0	—	1.0	—
Fixed income funds	3.5	1.8	1.7	—	2.6	1.0	1.6	—
Securities lending invested collateral	—	—	—	—	0.1	0.1	—	—
	22.4	$12.2	$10.2	$—	25.3	$18.7	$6.6	$—
Due to brokers, net (pending trades with brokers)	—				(0.1)
Due to borrowers for securities lending program	(0.1)				(0.1)
Total other postretirement benefits plan assets	$22.3				$25.1

For the various defined benefit pension and other postretirement benefits plans, Alliant Energy common stock represented less than 1% of total plan assets at December 31, 2012 and 2011.

Cash Balance Plan - Alliant Energy’s defined benefit pension plans include the Cash Balance Plan that provides benefits for certain non-bargaining unit employees. The Cash Balance Plan has been closed to new hires since 2005. Effective 2008, Alliant Energy amended the Cash Balance Plan by discontinuing additional contributions into employees’ Cash Balance Plan accounts and increased its level of contributions to its 401(k) Savings Plan. In 2009, Alliant Energy amended the Cash Balance Plan by changing participants’ future interest credit formula to use the annual change in the consumer price index. This amendment provides participants an interest crediting rate that is 3% more than the annual change in the consumer price index. Refer to Note 13(c) for discussion of a class-action lawsuit filed against the Cash Balance Plan in 2008 and an agreement Alliant Energy reached with the IRS, which resulted in a favorable determination letter for the Cash Balance Plan in 2011.

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock represented 12.5% and 14.6% of total assets held in 401(k) savings plans at December 31, 2012 and 2011, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy			IPL (a)			WPL (a)
	2012	2011	2010	2012	2011	2010	2012	2011	2010
401(k) costs	$18.5	$18.4	$18.5	$9.6	$9.2	$8.8	$8.1	$8.4	$8.9

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity-based Compensation Plans - In 2010, Alliant Energy’s shareowners approved the Alliant Energy 2010 Omnibus Incentive Plan (OIP), which permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and performance-based cash awards to key employees. At December 31, 2012, performance shares and restricted stock were outstanding and 4.2 million shares of Alliant Energy’s common stock remained available for grants under the OIP. Upon shareowner approval of the OIP, the Alliant Energy 2002 Equity Incentive Plan (EIP) terminated resulting in no new awards authorized to be granted under the EIP. All awards previously granted under the EIP that are still outstanding remain valid and continue to be subject to all of the terms and conditions of the EIP. At December 31, 2012, non-qualified stock options, restricted stock and performance shares were outstanding under the EIP and another predecessor plan under which new awards can no longer be granted. Alliant Energy satisfies payouts related to equity awards under the OIP and EIP through the issuance of new shares of its common stock. Alliant Energy also has the Alliant Energy Director Long Term Incentive Plan (DLIP), which permits the grant of long-term performance-based awards, including performance units and restricted cash awards to certain key employees. At December 31, 2012, performance units and performance contingent cash awards were outstanding under the DLIP. There is no limit to the number of grants that can be made under the DLIP and Alliant Energy satisfies all payouts under the DLIP through cash.

A summary of compensation expense (allocated to IPL and WPL) and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Compensation expense	$6.9	$10.1	$7.5	$3.6	$5.5	$4.0	$3.0	$4.1	$3.0
Income tax benefits	2.8	4.0	3.0	1.5	2.2	1.6	1.2	1.7	1.2

As of December 31, 2012, total unrecognized compensation cost related to share-based compensation awards was $6.1 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the Consolidated Statements of Income.

Performance Shares and Units - Payouts of performance shares and units to key employees are contingent upon achievement over 3-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to investor-owned utility peer groups. Payouts of nonvested performance shares and units issued in 2012 are prorated at retirement, death or disability based on time worked during the first year of the performance period and achievement of the performance criteria. Upon achievement of the performance criteria, payouts of these performance shares and units to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Payouts of nonvested performance shares and units issued prior to 2012 are prorated at retirement, death, disability or involuntary termination without cause based on time worked during the full or entire performance period and achievement of the performance criteria. Participants’ nonvested performance shares and units are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Nonvested performance shares and units do not have non-forfeitable rights to dividends when dividends are paid to common shareowners. Alliant Energy assumes it will make future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares - Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. A summary of the performance shares activity was as follows:

	2012	2011	2010
	Shares (a)	Shares (a)	Shares (a)
Nonvested shares, January 1	236,979	234,518	256,579
Granted	45,612	64,217	72,487
Vested (b)	(111,980)	(57,838)	—
Forfeited (c)	(25,334)	(3,918)	(94,548)
Nonvested shares, December 31	145,277	236,979	234,518

(a)
Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

(b)
In 2012, 111,980 performance shares granted in 2009 vested at 162.5% of the target, resulting in payouts valued at $8.0 million, which consisted of a combination of cash and common stock (6,399 shares). In 2011, 57,838 performance shares granted in 2008 vested at 75% of the target, resulting in payouts valued at $1.6 million, which consisted of a combination of cash and common stock (1,387 shares).

(c)
In 2010, 57,100 performance shares granted in 2007 were forfeited without payout because the specified performance criteria for such shares were not met. The remaining forfeitures during 2012, 2011 and 2010 were primarily caused by retirements and voluntary terminations of participants.

Performance Units - Performance units must be paid out in cash and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. A summary of the performance unit activity was as follows:

	2012	2011	2010
	Units (a)	Units (a)	Units (a)
Nonvested units, January 1	42,996	23,128	—
Granted	24,686	23,975	23,795
Forfeited	(2,713)	(4,107)	(667)
Nonvested units, December 31	64,969	42,996	23,128

(a)
Unit amounts represent the target number of performance units. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at December 31, 2012, by year of grant, were as follows:

	Performance Shares			Performance Units
	2012 Grant	2011 Grant	2010 Grant	2012 Grant	2011 Grant	2010 Grant
Nonvested awards	45,612	45,235	54,430	23,969	21,095	19,905
Alliant Energy common stock closing price on December 31, 2012	$43.91	$43.91	$43.91
Alliant Energy common stock average price on grant date				$43.05	$38.75	$32.56
Estimated payout percentage based on performance criteria	89%	107%	198%	89%	107%	198%
Fair values of each nonvested award	$39.08	$46.98	$86.72	$38.31	$41.46	$64.30

At December 31, 2012, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer groups. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Restricted Stock - Restricted stock consists of time-based and performance-contingent restricted stock.

Time-based Restricted Stock - The current restriction period for outstanding time-based restricted stock is up to three years. Nonvested shares of time-based restricted stock generally become vested upon retirement. Compensation costs related to awards granted to retirement-eligible employees are generally expensed on the date of grant. Participants’ nonvested time-based restricted stock issued prior to 2012 is forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Participants’ nonvested time-based restricted stock issued prior to 2012 is fully vested in the event of retirement, death, disability or involuntary termination without cause. The fair value of time-based restricted stock is based on the average market price at the grant date. A summary of the time-based restricted stock activity was as follows:

	2012		2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	35,800	$30.87	70,033	$32.27	125,349	$32.47
Granted	—	—	5,000	39.86	—	—
Vested	(32,466)	29.95	(38,633)	34.60	(54,016)	32.72
Forfeited	—	—	(600)	29.41	(1,300)	32.78
Nonvested shares, December 31	3,334	39.86	35,800	30.87	70,033	32.27

Performance-contingent Restricted Stock - Vesting of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified earnings growth). The performance metric for the 2012, 2011 and 2010 grants is consolidated net income growth. If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Payouts of nonvested performance-contingent restricted stock issued in 2012 are prorated at retirement, death or disability based on time worked during the first year of the performance period and achievement of the performance criteria. Upon achievement of the performance criteria, payouts of this performance-contingent restricted stock to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Nonvested shares of performance-contingent restricted stock issued prior to 2012 are prorated at retirement based on time worked during the full or entire performance period and vest only if and when the performance criteria are met. Participants’ nonvested performance-contingent restricted stock is forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. The fair value of performance-contingent restricted stock is based on the average market price at the grant date. A summary of the performance-contingent restricted stock activity was as follows:

	2012		2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	301,738	$32.60	296,190	$32.32	226,007	$32.25
Granted	45,612	43.05	64,217	38.75	72,487	32.56
Vested (a)	(65,172)	32.56	(53,274)	37.93	—	—
Forfeited (b)	(70,527)	39.93	(5,395)	38.00	(2,304)	32.56
Nonvested shares, December 31	211,651	32.42	301,738	32.60	296,190	32.32

(a)	In 2012 and 2011, 65,172 and 53,274 performance-contingent restricted shares granted in 2010 and 2007, respectively, vested because the specified performance criteria for such shares were met.

(b)
In 2012, 65,516 performance-contingent restricted shares granted in 2008 were forfeited because the specified performance criteria for such shares were not met. The remaining forfeitures during 2012, 2011 and 2010 were primarily caused by retirements and terminations of participants.

Non-qualified Stock Options - Options were granted at the market price of the shares on the date of grant, vested over three years and expire no later than 10 years after the grant date. Alliant Energy has not granted any options since 2004. A summary of the stock option activity was as follows:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	63,889	$24.21	163,680	$24.51	384,331	$27.02
Exercised	(38,711)	24.41	(99,791)	24.71	(191,433)	28.93
Expired	—	—	—	—	(29,218)	28.59
Outstanding and exercisable, December 31	25,178	23.89	63,889	24.21	163,680	24.51

The weighted average remaining contractual term for options outstanding and exercisable at December 31, 2012 was 1 year. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2012 was $0.5 million. Other information related to stock option activity was as follows (in millions):

	2012	2011	2010
Cash received from stock options exercised	$0.9	$2.5	$5.5
Aggregate intrinsic value of stock options exercised	0.8	1.6	1.1
Income tax benefit from the exercise of stock options	0.3	0.7	0.4

Performance Contingent Cash Awards - Performance contingent cash award payouts to key employees are based on the achievement of certain performance targets (currently specified consolidated net income growth). If performance targets are not met within the performance period, which currently ranges from two to four years, there are no payouts for these awards. Payouts of nonvested awards issued in 2012 are prorated at retirement, death or disability based on time worked during the first year of the performance period and achievement of the performance criteria. Upon achievement of the performance criteria, payouts of these 2012 awards to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Nonvested awards issued prior to 2012 are prorated at retirement based on time worked during the full or entire performance period and achievement of the performance criteria. Participants’ nonvested awards are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Each performance contingent cash award’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. Alliant Energy accounts for performance contingent cash awards as liability awards because payouts will be made in the form of cash. A summary of the performance contingent cash awards activity was as follows:

	2012	2011	2010
	Awards	Awards	Awards
Nonvested awards, January 1	46,676	23,428	—
Granted	36,936	23,975	23,795
Vested (a)	(21,605)	—	—
Forfeited	(2,368)	(727)	(367)
Nonvested awards, December 31	59,639	46,676	23,428

(a)	In 2012, 21,605 performance contingent cash awards granted in 2010 vested, resulting in cash payouts valued at $0.9 million.

(c) Deferred Compensation Plan (DCP) - Alliant Energy maintains a DCP under which key employees may defer up to 100% of base salary and performance-based compensation and directors may elect to defer all or part of their retainer and committee fees. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the DCP. Key employees and directors may elect to have their deferrals credited to a company stock account, an interest account or equity accounts based on certain benchmark funds.

Company Stock Accounts - The DCP does not permit diversification of deferrals credited to the company stock account and all distributions from participants’ company stock accounts are made in the form of shares of Alliant Energy common stock. The deferred compensation obligations for participants’ company stock accounts are recorded in “Additional paid-in capital” and the shares of Alliant Energy common stock held in a rabbi trust to satisfy this obligation are recorded in “Shares in deferred compensation trust” on Alliant Energy’s Consolidated Balance Sheets. At December 31, the carrying value of the deferred compensation obligation for the company stock accounts and the shares in the deferred compensation trust based on the historical value of the shares of Alliant Energy common stock contributed to the rabbi trust, and the fair market value of the shares held in the rabbi trust were as follows (in millions):

	2012	2011
Carrying value	$7.3	$8.3
Fair market value	9.5	11.6

Interest and Equity Accounts - Distributions from participants’ interest and equity accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest and equity accounts are recorded in “Pension and other benefit obligations” on Alliant Energy’s and IPL’s Consolidated Balance Sheets. At December 31, the carrying value of Alliant Energy’s and IPL’s deferred compensation obligations for participants’ interest and equity accounts was as follows (in millions):

	Alliant Energy		IPL
	2012	2011	2012	2011
Carrying value	$16.3	$20.5	$5.0	$5.0

(7) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2012	2011	2010
Shares outstanding, January 1	111,018,821	110,893,901	110,656,498
Equity-based compensation plans (Note 6(b))	20,195	164,400	260,316
Other (a)	(51,616)	(39,480)	(22,913)
Shares outstanding, December 31	110,987,400	111,018,821	110,893,901

(a)
Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the equity-based compensation plans.

At December 31, 2012, Alliant Energy had a total of 8.4 million shares available for issuance in the aggregate, pursuant to its OIP, Shareowner Direct Plan and 401(k) Savings Plan.

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

Dividend Restrictions - Alliant Energy does not have any significant common stock dividend restrictions. IPL and WPL each have common stock dividend restrictions based on the terms of their outstanding preferred stock and applicable regulatory limitations. At December 31, 2012, IPL and WPL were in compliance with all such dividend restrictions.

IPL and WPL are restricted from paying common stock dividends to their parent company, Alliant Energy, if for any past or current dividend period, dividends on their respective preferred stock have not been paid, or declared and set apart for payment. IPL and WPL have paid all dividends on their respective preferred stock through 2012.

IPL’s most significant regulatory limitation on distributions to its parent company requires IPL to obtain IUB approval for a reasonable utility capital structure if its actual 13-month average common equity ratio (calculated on a financial basis consistent with IPL’s rate cases) falls below 42% of total capitalization. As of December 31, 2012, IPL’s amount of retained earnings that were free of dividend restrictions was $387 million.

Currently, WPL’s most significant regulatory limitation on distributions to its parent company is included in an order issued by the PSCW in 2012 that prohibits WPL from paying annual common stock dividends in excess of $119 million in 2013 if WPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with WPL’s rate cases) falls below 51.03%. WPL’s dividends are also restricted to the extent that such dividend would reduce WPL’s common stock equity ratio to less than 25%. As of December 31, 2012, WPL’s amount of retained earnings that were free of dividend restrictions was $119 million for 2013.

Restricted Net Assets of Subsidiaries - IPL and WPL do not have regulatory authority to lend or advance any amounts to their parent company. As of December 31, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company in the form of cash dividends without the consent of IPL’s and WPL’s regulatory authorities was as follows (in billions):

	2012	2011
IPL	$1.1	$1.0
WPL	1.5	1.3

Capital Transactions With Subsidiaries - IPL, WPL and Resources paid common stock dividends and repayments of capital to their parent company, Alliant Energy, as follows (in millions):

	IPL			WPL			Resources
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Common stock dividends	$122.9	$73.4	$—	$112.0	$112.1	$109.5	$—	$—	$—
Repayments of capital	—	100.7	118.2	—	—	—	—	—	65.0
Total distributions from common equity	$122.9	$174.1	$118.2	$112.0	$112.1	$109.5	$—	$—	$65.0

IPL, WPL, Resources and Corporate Services received capital contributions from their parent company, Alliant Energy, as follows (in millions):

	2012	2011	2010
IPL	$110.0	$54.0	$50.0
WPL	90.0	25.0	75.0
Resources	—	65.0	—
Corporate Services	30.0	—	—

(8) REDEEMABLE PREFERRED STOCK
Information related to the carrying value of cumulative preferred stock of subsidiaries, net at December 31 was as follows (dollars in millions):

Liquidation Preference/ Stated Value	Authorized Shares	Shares Outstanding	Series	Redemption (none are mandatorily redeemable)	2012	2011
IPL:
$25	16,000,000	6,000,000	8.375%	On or after March 15, 2013	$150.0	$150.0
Less: discount					(4.9)	(4.9)
					145.1	145.1
WPL:
$100	(a)	99,970	4.50%	Any time	10.0	10.0
$100	(a)	74,912	4.80%	Any time	7.5	7.5
$100	(a)	64,979	4.96%	Any time	6.5	6.5
$100	(a)	29,957	4.40%	Any time	3.0	3.0
$100	(a)	29,947	4.76%	Any time	3.0	3.0
$100	(a)	150,000	6.20%	Any time	15.0	15.0
$25	(a)	599,460	6.50%	Any time	15.0	15.0
					60.0	60.0
Alliant Energy					$205.1	$205.1

(a)	WPL has 3,750,000 authorized shares in total.

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

In February 2013, IPL announced it will redeem all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock in March 2013 at par value for approximately $150 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and IPL expect to record a $5 million charge in the first quarter of 2013 related to this transaction in “Preferred dividend requirements” in their Consolidated Statements of Income.

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

In February 2013, WPL announced it will redeem all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock in March 2013 for approximately $61 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and WPL expect to record a $1 million charge in the first quarter of 2013 related to this transaction in “Preferred dividend requirements” in their Consolidated Statements of Income.

Refer to Note 11 for information on the fair value of cumulative preferred stock of subsidiaries.

(9) DEBT
(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and backstop liquidity for commercial paper outstanding. At December 31, 2012, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL), which expire in December 2016. Information regarding commercial paper classified as short-term debt and backstopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
December 31
Commercial paper:
Amount outstanding	$217.5	$102.8	$26.3	$7.1	$86.6	$25.7
Weighted average interest rates	0.4%	0.3%	0.4%	0.4%	0.3%	0.3%
Weighted average remaining maturity	11 days	3 days	2 days	3 days	19 days	3 days
Available credit facility capacity (a)	$732.5	$897.2	$223.7	$292.9	$313.4	$374.3

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
For the year ended
Maximum amount outstanding (based on daily outstanding balances)	$217.5	$124.4	$35.4	$54.4	$86.6	$96.5
Average amount outstanding (based on daily outstanding balances)	$99.8	$27.7	$5.9	$6.0	$11.7	$17.6
Weighted average interest rates	0.4%	0.3%	0.4%	0.3%	0.3%	0.3%

(a)
Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at December 31, 2012. Refer to Note 9(b) for further discussion of $50.0 million of commercial paper outstanding at December 31, 2012 classified as long-term debt on Alliant Energy’s and IPL’s Consolidated Balance Sheets.

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a financial covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2012 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Actual	50%	45%	48%

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

(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2012			2011
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures:
3.3%, due 2015	$150.0	$150.0	$—	$150.0	$150.0	$—
5.875%, due 2018	100.0	100.0	—	100.0	100.0	—
7.25%, due 2018	250.0	250.0	—	250.0	250.0	—
3.65%, due 2020	200.0	200.0	—	200.0	200.0	—
5.5%, due 2025	50.0	50.0	—	50.0	50.0	—
6.45%, due 2033	100.0	100.0	—	100.0	100.0	—
6.3%, due 2034	125.0	125.0	—	125.0	125.0	—
6.25%, due 2039	300.0	300.0	—	300.0	300.0	—
	1,275.0	1,275.0	—	1,275.0	1,275.0	—
Debentures:
5%, due 2019	250.0	—	250.0	250.0	—	250.0
4.6%, due 2020	150.0	—	150.0	150.0	—	150.0
2.25%, due 2022 (a)	250.0	—	250.0	—	—	—
6.25%, due 2034	100.0	—	100.0	100.0	—	100.0
6.375%, due 2037	300.0	—	300.0	300.0	—	300.0
7.6%, due 2038	250.0	—	250.0	250.0	—	250.0
	1,300.0	—	1,300.0	1,050.0	—	1,050.0
Pollution Control Revenue Bonds:
5%, due 2014	38.4	38.4	—	38.4	38.4	—
5%, due 2014 and 2015	24.5	—	24.5	24.5	—	24.5
5.375%, due 2015	14.6	—	14.6	14.6	—	14.6
	77.5	38.4	39.1	77.5	38.4	39.1
Other:
Commercial paper, 0.4% at December 31, 2012 (b)	50.0	50.0	—	—	—	—
4% senior notes, due 2014	250.0	—	—	250.0	—	—
Term loan credit agreement through 2014, 1.1% at December 31, 2012 (c)	60.0	—	—	—	—	—
3.45% senior notes, due 2022 (d)	75.0	—	—	—	—	—
5.06% senior secured notes, due 2013 to 2024	61.9	—	—	63.3	—	—
Other, 1% at December 31, 2012, due 2013 to 2025	0.5	—	—	0.5	—	—
	497.4	50.0	—	313.8	—	—
Subtotal	3,149.9	1,363.4	1,339.1	2,716.3	1,313.4	1,089.1
Current maturities	(1.5)	—	—	(1.4)	—	—
Unamortized debt (discount) and premium, net	(11.8)	(3.9)	(7.6)	(11.8)	(4.4)	(6.9)
Long-term debt, net	$3,136.6	$1,359.5	$1,331.5	$2,703.1	$1,309.0	$1,082.2

(a)	In 2012, WPL issued $250.0 million of 2.25% debentures due 2022. The proceeds from the issuance were used by WPL to fund a portion of the purchase price of Riverside.

(b)
As of December 31, 2012, $50.0 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of December 31, 2012, this commercial paper balance had a remaining maturity of 8 days.

(c)
In 2012, Franklin County Holdings LLC, Resources’ wholly-owned subsidiary, entered into a $60.0 million variable-rate term loan credit agreement that exists through 2014 to fund a portion of the costs of its Franklin County wind project, which was placed into service in the fourth quarter of 2012.

(d)
In 2012, Corporate Services issued $75 million of 3.45% senior notes due 2022. The proceeds from the issuance were used by Corporate Services to repay short-term debt primarily incurred for the purchase of the corporate headquarters building and for general working capital purposes.

Five-Year Schedule of Debt Maturities - At December 31, 2012, debt maturities for 2013 to 2017 were as follows (in millions):

	2013	2014	2015	2016	2017
IPL (a)	$50	$38	$150	$—	$—
WPL	—	8	31	—	—
Resources	1	62	2	3	4
Alliant Energy parent company	—	250	—	—	—
Alliant Energy	$51	$358	$183	$3	$4

(a)	IPL’s amount for 2013 includes $50.0 million of commercial paper that was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s Consolidated Balance Sheets as described above.

At December 31, 2012, there were no significant sinking fund requirements related to the long-term debt on the Consolidated Balance Sheets.

Indentures - Alliant Energy maintains an indenture related to its 4% senior notes due 2014. IPL maintains an indenture related to its senior debentures due 2015 through 2039. WPL maintains an indenture related to its debentures due 2019 through 2038. Sheboygan Power, LLC, Resources’ wholly-owned subsidiary, maintains an indenture related to the issuance of its 5.06% senior secured notes due 2013 to 2024.

Optional Redemption Provisions - Alliant Energy and its subsidiaries have certain issuances of long-term debt that contain optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption. At December 31, 2012, the debt issuances that contained these optional redemption provisions included Alliant Energy’s senior notes due 2014, Corporate Services’ senior notes due 2022, IPL’s senior debentures due 2015 through 2039, WPL’s debentures due 2019 through 2038 and Sheboygan Power, LLC’s senior secured notes due 2013 to 2024.

Security Provisions - Sheboygan Power, LLC’s 5.06% senior secured notes due 2013 to 2024 are secured by the Sheboygan Falls Energy Facility and related assets.

Unamortized Debt Issuance Costs - Unamortized debt issuance costs recorded in “Deferred charges and other” on the Consolidated Balance Sheets at December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Unamortized debt issuance costs	$19.5	$19.1	$8.0	$9.0	$9.8	$8.4

Carrying Amount and Fair Value of Long-term Debt - Refer to Note 11 for information on the carrying amount and fair value of long-term debt outstanding at December 31, 2012 and 2011.

(10) INVESTMENTS
(a) Unconsolidated Equity Investments - Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership	Carrying Value at
	Interest at	December 31,		Equity (Income) / Loss
	December 31, 2012	2012	2011	2012	2011	2010
Alliant Energy
ATC (a)	16%	$257.0	$238.8	($41.3)	($37.8)	($36.9)
Wisconsin River Power Company	50%	7.3	7.7	(0.8)	(0.9)	(0.9)
Other	Various	2.3	3.1	0.8	(0.6)	(0.3)
		$266.6	$249.6	($41.3)	($39.3)	($38.1)
WPL
ATC (a)	16%	$257.0	$238.8	($41.3)	($37.8)	($36.9)
Wisconsin River Power Company	50%	7.3	7.7	(0.8)	(0.9)	(0.9)
		$264.3	$246.5	($42.1)	($38.7)	($37.8)

(a)
Alliant Energy and WPL have the ability to exercise significant influence over ATC’s financial and operating policies through their participation on ATC’s Board of Directors. Refer to Note 19 for information regarding related party transactions with ATC.

Summary aggregate financial information from the financial statements of these investments is as follows (in millions):

	Alliant Energy			WPL
	2012	2011	2010	2012	2011	2010
Operating revenues	$611	$575	$564	$611	$575	$564
Operating income	326	307	307	325	308	308
Net income	234	218	226	239	226	221
As of December 31:
Current assets	67	62		66	61
Non-current assets	3,321	3,100		3,292	3,071
Current liabilities	252	299		252	299
Non-current liabilities	1,652	1,490		1,651	1,487

(b) Cash Surrender Value of Life Insurance Policies - Alliant Energy, IPL and WPL have various life insurance policies that cover certain current and former employees and directors. At December 31, the cash surrender value of these investments was as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Cash surrender value	$50.5	$49.2	$16.0	$15.1	$12.1	$11.9

(11) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2012
Assets:
Derivative assets (Note 12)	$26.2	$26.2	$17.5	$17.5	$8.7	$8.7
Deferred proceeds (sales of receivables) (Note 4(a))	66.8	66.8	66.8	66.8	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 9(b))	3,138.1	3,860.5	1,359.5	1,679.9	1,331.5	1,713.3
Cumulative preferred stock of subsidiaries (Note 8)	205.1	212.6	145.1	151.8	60.0	60.8
Derivative liabilities (Note 12)	40.4	40.4	16.1	16.1	24.3	24.3
2011
Assets:
Derivative assets (Note 12)	15.7	15.7	10.6	10.6	5.1	5.1
Deferred proceeds (sales of receivables) (Note 4(a))	53.7	53.7	53.7	53.7	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 9(b))	2,704.5	3,325.3	1,309.0	1,560.4	1,082.2	1,439.0
Cumulative preferred stock of subsidiaries (Note 8)	205.1	222.5	145.1	164.3	60.0	58.2
Derivative liabilities (Note 12)	78.0	78.0	33.6	33.6	44.4	44.4

Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. As of December 31, 2012, Level 1 items included IPL’s 8.375% cumulative preferred stock and WPL’s 4.50% cumulative preferred stock.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. As of December 31, 2012 and 2011, Level 2 items included certain of IPL’s and WPL’s non-exchange traded commodity contracts. Level 2 items as of December 31, 2012 also included the remainder of WPL’s cumulative preferred stock and substantially all of the long-term debt instruments.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. As of December 31, 2012 and 2011, Level 3 items included IPL’s deferred proceeds, and IPL’s and WPL’s financial transmission rights (FTRs) and certain non-exchange traded commodity contracts.

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

Valuation Techniques -
Derivative assets and derivative liabilities - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs, and maintain risk policies that govern the use of such derivative instruments. As of December 31, 2012 and 2011, Alliant Energy’s, IPL’s and WPL’s derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric swap and physical purchase contracts (IPL and WPL)
Fuel used to supply natural gas-fired electric generating facilities	Natural gas swap and physical purchase contracts (IPL and WPL)
Natural gas options (WPL)
Natural gas supplied to retail customers	Natural gas options and physical purchase contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired generating facilities	Coal physical purchase contract with volumetric optionality (WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical purchase and sale contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)

IPL’s and WPL’s swap, option and physical forward commodity contracts were non-exchange-based derivative instruments and were valued using indicative price quotations available through a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations, from market publications or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were valued using monthly or annual auction shadow prices from relevant auctions and were categorized as Level 3. Refer to Note 12 for additional details of derivative assets and derivative liabilities.

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

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of receivables program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold due to the short-term nature of the collection period. These inputs were considered unobservable and deferred proceeds were categorized as Level 3. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold. Refer to Note 4(a) for additional information regarding deferred proceeds.

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

Cumulative preferred stock of subsidiaries - The fair value of IPL’s 8.375% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange on each reporting date. The fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market price quoted by the NYSE Amex LLC on each reporting date. The fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities on each reporting date. Refer to Note 8 for additional information regarding cumulative preferred stock of subsidiaries.

Items subject to fair value measurement disclosure requirements were as follows (Not Applicable (N/A); in millions):

Alliant Energy	2012				2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$26.2	$—	$4.8	$21.4	$15.7	$—	$3.4	$12.3
Deferred proceeds	66.8	—	—	66.8	53.7	—	—	53.7
Capitalization and liabilities:
Long-term debt (including current maturities)	3,860.5	—	3,860.0	0.5	N/A	N/A	N/A	N/A
Cumulative preferred stock of subsidiaries	212.6	162.3	50.3	—	N/A	N/A	N/A	N/A
Derivatives - commodity contracts	40.4	—	30.9	9.5	78.0	—	64.8	13.2

IPL	2012				2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$17.5	$—	$3.1	$14.4	$10.6	$—	$1.3	$9.3
Deferred proceeds	66.8	—	—	66.8	53.7	—	—	53.7
Capitalization and liabilities:
Long-term debt (including current maturities)	1,679.9	—	1,679.9	—	N/A	N/A	N/A	N/A
Cumulative preferred stock	151.8	151.8	—	—	N/A	N/A	N/A	N/A
Derivatives - commodity contracts	16.1	—	14.2	1.9	33.6	—	28.6	5.0

WPL	2012				2011
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$8.7	$—	$1.7	$7.0	$5.1	$—	$2.1	$3.0
Capitalization and liabilities:
Long-term debt (including current maturities)	1,713.3	—	1,713.3	—	N/A	N/A	N/A	N/A
Cumulative preferred stock	60.8	10.5	50.3	—	N/A	N/A	N/A	N/A
Derivatives - commodity contracts	24.3	—	16.7	7.6	44.4	—	36.2	8.2

Alliant Energy, IPL and WPL generally record gains and losses from IPL’s and WPL’s derivative instruments with offsets to regulatory assets or regulatory liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets, and the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities on the Consolidated Balance Sheets.

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract
	Derivative Assets and
	(Liabilities), net		Deferred Proceeds
	2012	2011	2012	2011
Beginning balance, January 1	($0.9)	$2.8	$53.7	$152.9
Total net losses (realized/unrealized) included in changes in net assets (a)	(7.6)	(7.3)	—	—
Transfers into Level 3 (b)	(1.1)	0.2	—	—
Transfers out of Level 3 (c)	8.3	—	—	—
Purchases	35.8	21.8	—	—
Settlements (d)	(22.6)	(18.4)	13.1	(99.2)
Ending balance, December 31	$11.9	($0.9)	$66.8	$53.7
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at December 31 (a)	($2.6)	($7.3)	$—	$—

IPL	Commodity Contract
	Derivative Assets and
	(Liabilities), net		Deferred Proceeds
	2012	2011	2012	2011
Beginning balance, January 1	$4.3	$4.3	$53.7	$152.9
Total net losses (realized/unrealized) included in changes in net assets (a)	(3.5)	(3.1)	—	—
Transfers into Level 3 (b)	(1.1)	—	—	—
Transfers out of Level 3 (c)	2.4	—	—	—
Purchases	26.8	18.1	—	—
Settlements (d)	(16.4)	(15.0)	13.1	(99.2)
Ending balance, December 31	$12.5	$4.3	$66.8	$53.7
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31 (a)	$1.5	($3.1)	$—	$—

WPL	Commodity Contract
	Derivative Assets and
	(Liabilities), net
	2012	2011
Beginning balance, January 1	($5.2)	($1.5)
Total net losses (realized/unrealized) included in changes in net assets (a)	(4.1)	(4.2)
Transfers into Level 3 (b)	—	0.2
Transfers out of Level 3 (c)	5.9	—
Purchases	9.0	3.7
Settlements	(6.2)	(3.4)
Ending balance, December 31	($0.6)	($5.2)
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at December 31 (a)	($4.1)	($4.2)

(a)	Gains and losses related to derivative assets and derivative liabilities are generally recorded in “Regulatory assets” and “Regulatory liabilities” on the Consolidated Balance Sheets.

(b)	Markets for similar assets and liabilities became inactive and observable market inputs became unavailable for transfers into Level 3. The transfers were valued as of the beginning of the period.

(c)	Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3. The transfers were valued as of the beginning of the period.

(d)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

Commodity Contracts - As of December 31, 2012, the fair values of Alliant Energy’s, IPL’s and WPL’s electric, natural gas and coal commodity contracts categorized as Level 3, excluding FTRs, were recognized as net derivative liabilities of $3.2 million, net derivative assets of $1.5 million and net derivative liabilities of $4.7 million, respectively. As of December 31, 2012, Alliant Energy’s, IPL’s and WPL’s FTRs categorized as Level 3 were recognized as net derivative assets of $15.1 million, $11.0 million and $4.1 million, respectively.

(12) DERIVATIVE INSTRUMENTS
Commodity and Foreign Exchange Derivatives -
Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 11 for detailed discussion of Alliant Energy’s, IPL’s and WPL’s derivative instruments as of December 31, 2012 and 2011.

Notional Amounts - As of December 31, 2012, notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2013	2014	2015	Total
Alliant Energy
Electricity (MWhs)	4,130	2,670	876	7,676
FTRs (MWs)	28	—	—	28
Natural gas (dekatherms (Dths))	72,105	7,747	450	80,302
Coal (tons)	896	981	562	2,439
IPL
Electricity (MWhs)	2,209	549	—	2,758
FTRs (MWs)	15	—	—	15
Natural gas (Dths)	57,731	3,535	225	61,491
WPL
Electricity (MWhs)	1,921	2,121	876	4,918
FTRs (MWs)	13	—	—	13
Natural gas (Dths)	14,374	4,212	225	18,811
Coal (tons)	896	981	562	2,439

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each delivery year.

Financial Statement Presentation - Alliant Energy, IPL and WPL record derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. At December 31, the fair values of current derivative assets were included in “Prepayments and other,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
Commodity contracts	2012	2011	2012	2011	2012	2011
Current derivative assets	$23.5	$12.7	$17.0	$9.2	$6.5	$3.5
Non-current derivative assets	2.7	3.0	0.5	1.4	2.2	1.6
Current derivative liabilities	31.1	55.9	14.1	24.5	17.0	31.4
Non-current derivative liabilities	9.3	22.1	2.0	9.1	7.3	13.0

Changes in unrealized gains (losses) from derivative instruments not designated as hedging instruments were recorded with offsets to regulatory assets or regulatory liabilities on the Consolidated Balance Sheets as follows (in millions):

		Alliant Energy			IPL			WPL
		2012	2011	2010	2012	2011	2010	2012	2011	2010
Commodity contracts	Regulatory assets	($37.9)	($79.6)	($78.4)	($16.8)	($42.4)	($47.8)	($21.1)	($37.2)	($30.6)
Commodity contracts	Regulatory liabilities	20.3	9.3	11.5	13.5	6.4	10.6	6.8	2.9	0.9
Foreign exchange contracts	Regulatory liabilities	—	—	3.8	—	—	3.8	—	—	—

Net unrealized losses from commodity contracts during 2012, 2011 and 2010 were primarily due to impacts of decreases in electricity and natural gas prices during such periods.

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on December 31, 2012 was $40.4 million, $16.1 million and $24.3 million for Alliant Energy, IPL and WPL, respectively. At December 31, 2012, Alliant Energy, IPL and WPL all had investment-grade credit ratings. However, IPL exceeded its liability position with one counterparty requiring it to post $0.5 million of cash collateral. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on December 31, 2012, Alliant Energy, IPL and WPL would be required to post an additional $39.9 million, $15.6 million and $24.3 million, respectively, of credit support to their counterparties.

(13) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Alliant Energy and WPL have entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for certain of their emission control projects. At December 31, 2012, Alliant Energy’s and WPL’s minimum future commitments related to capital expenditures for the installation of scrubbers and baghouses at WPL’s Columbia Units 1 and 2 to reduce SO2 and mercury emissions at the generating facility were $46 million.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to IPL’s and WPL’s utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At December 31, 2012, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

Alliant Energy	2013	2014	2015	2016	2017	Thereafter	Total
Purchased power (a):
DAEC (IPL) (b)	$200	$34	$—	$—	$—	$—	$234
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	77	—	—	—	—	—	77
Other	8	14	30	—	—	—	52
	285	48	30	—	—	—	363
Natural gas	163	55	37	21	10	6	292
Coal (c)	126	80	44	10	4	—	264
SO2 emission allowances (d)	—	—	12	14	8	—	34
Other (e)	22	4	3	—	—	—	29
	$596	$187	$126	$45	$22	$6	$982

IPL	2013	2014	2015	2016	2017	Thereafter	Total
Purchased power (a):
DAEC (b)	$200	$34	$—	$—	$—	$—	$234
Other	1	—	—	—	—	—	1
	201	34	—	—	—	—	235
Natural gas	109	29	21	8	3	6	176
Coal (c)	36	28	11	5	—	—	80
SO2 emission allowances (d)	—	—	12	14	8	—	34
Other (e)	9	2	1	—	—	—	12
	$355	$93	$45	$27	$11	$6	$537

WPL	2013	2014	2015	2016	2017	Thereafter	Total
Purchased power (a):
Kewaunee	$77	$—	$—	$—	$—	$—	$77
Other	7	14	30	—	—	—	51
	84	14	30	—	—	—	128
Natural gas	54	26	16	13	7	—	116
Coal (c)	19	18	11	—	—	—	48
Other (e)	11	—	—	—	—	—	11
	$168	$58	$57	$13	$7	$—	$303

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased. Refer to Note 19 for additional information on purchased power transactions.

(b)
IPL is obligated to pay for capacity and energy delivered under the DAEC PPA. If energy delivered under the DAEC PPA is less than the targeted energy amount, an adjustment payment is made to IPL, which is reflected in IPL’s energy adjustment clause. In January 2013, the IUB issued an order approving a proposed DAEC PPA, with rights to purchase 431 MWs of capacity and the resulting energy from DAEC for a term from the expiration of the existing PPA in February 2014 through December 31, 2025. As of December 31, 2012, there was no minimum future commitment for the proposed DAEC PPA.

(c)
IPL and WPL entered into coal contracts (directly assigned to certain generating stations) and coal transportation contracts (directly assigned to corresponding transloading terminals), the amounts of which are included in each of the tables above. Also included in Alliant Energy’s and IPL’s tables is IPL’s respective portion of coal and coal transportation contracts related to jointly-owned generating stations not operated by IPL. In addition, Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL of $71 million, $34 million, $22 million, $5 million and $4 million for 2013, 2014, 2015, 2016 and 2017, respectively, to allow flexibility for the changing needs of the quantity of coal consumed by each. Coal contract quantities are allocated to specific IPL or WPL generating stations at or before the time of delivery based on various factors including projected heat input requirements, combustion compatibility and efficiency. These system-wide coal contracts have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of December 31, 2012 and therefore are excluded from IPL’s and WPL’s tables above.

(d)	Refer to Note 1(b) for discussion of $34 million of charges recognized by Alliant Energy and IPL in 2011 for forward contracts to purchase SO2 emission allowances.

(e)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2012.

Alliant Energy, IPL and WPL enter into certain contracts that are considered leases and are therefore not included here, but are included in Note 3.

(c) Legal Proceedings -
Air Permitting Violation Claims - In 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of the Edgewater Generating Station (Edgewater), the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia). The NOV alleges that the owners of Edgewater, Nelson Dewey and Columbia failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and the Wisconsin state implementation plan (SIP).

In September 2010, Sierra Club filed in the U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of Nelson Dewey and Columbia, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the U.S. District Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. Sierra Club responded to the motions. In May 2012, the parties filed a Stipulation of Dismissal without Prejudice, and the court closed the case, although the Sierra Club is permitted to file a future lawsuit against WPL.

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

Alliant Energy and WPL are defending against the allegations in the NOV and both lawsuits because they believe the projects at Edgewater, Nelson Dewey and Columbia were routine or not projected to increase emissions and therefore did not violate the requirements of the CAA. Simultaneously, WPL, the other owners of Edgewater and Columbia, the EPA and Sierra Club (collectively “the parties”) are exploring settlement options. Alliant Energy and WPL believe that the parties have reached agreement on general terms to settle these air permitting violation claims and are currently negotiating a consent decree based upon those general terms. Those terms are subject to change during the negotiations. Based on a review of existing EPA consent decrees, Alliant Energy and WPL anticipate that the final consent decree could include the installation of emission controls technology, changed operating conditions (including use of fuels other than coal and retirement of units), limitations on emissions, beneficial environmental mitigation projects and a civil penalty.

Once the parties agree to the final terms, the Court must approve the consent decree. Alliant Energy and WPL cannot predict the outcome of these claims, but believe the outcome could be significant if the parties are unable to reach final agreement, or reach final agreement on different terms than currently anticipated, or if the Court does not approve the final consent decree.

Alliant Energy and WPL currently expect to recover any material costs that could be incurred by WPL related to the terms of the final consent decree from WPL’s electric customers. Alliant Energy and WPL do not currently believe any material losses from these air permitting violation claims are both probable and reasonably estimated and therefore have not recognized any material loss contingency amounts related to these claims as of December 31, 2012.

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

In July 2012, the Court issued an opinion and order granting plaintiffs’ motion for class certification, but only as to the interest crediting rate and the pre-retirement mortality discount claims of lump-sum recipients. As a result of the opinion and order, two new subclasses were certified in lieu of the prior subclass certification. Subclass A involves persons who received a lump-sum distribution between January 1, 1998 and August 17, 2006 and who received an interest crediting rate of less than 8.2% under the Plan as amended in May 2011. Subclass B involves persons who received a lump-sum distribution between January 1, 1998 and August 17, 2006 and who would have received a larger benefit under the Plan as amended in May 2011 if a pre-retirement mortality discount had not been applied. In the opinion and order the Court then granted plaintiffs’ motion for summary judgment as to the two subclasses, and denied as moot the parties’ motions for summary judgment with respect to issues beyond the two subclasses. In August 2012, as amended in September 2012, the Court entered a final judgment for the two subclasses in the total amount of $18.7 million. The judgment amount includes pre-judgment interest through July 2012 and takes into account the approximate $10 million of additional benefits paid by the Plan following the Plan amendment in 2011. In September 2012, the Plan appealed the judgment, and the interlocutory orders that led to the judgment, to the Seventh Circuit Court of Appeals. In November 2012, the Plan filed its opening brief in which it seeks to reverse all or part of the judgment. The judgment discussed above did not address any award for plaintiffs’ attorney’s fees or costs. In September 2012, the plaintiffs filed a motion with the Court for payment of plaintiffs’ attorney’s fees and costs in the amount of $9.6 million, of which $4.3 million was requested to be paid out of the common fund awarded to the two subclasses in the September 2012 judgment. In February 2013, the Court awarded plaintiffs’ attorney’s fees and costs in the amount of $6.4 million. The Court ordered that all of the fees and costs be paid from the $18.7 million judgment previously awarded and not be in addition to that judgment. Alliant Energy, IPL and WPL have not recognized any material loss contingency amounts for the final judgment of damages as of December 31, 2012. A material loss contingency for the judgment will not be recognized unless a final unappealable ruling is received, or a settlement is reached, which results in an amendment to the Plan and payment of additional benefits to Plan participants. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the class-action lawsuit or the ultimate impact on their financial condition or results of operations but believe an adverse outcome could have a material effect on their retirement plan funding and expense.

RMT Contract Disputes - In September 2011, RMT filed a lawsuit in the U.S. District Court for the Western District of Wisconsin, which alleged, among other things, breach of contract against Cable System Installation (CSI), a subcontractor to RMT on several solar projects in New Jersey. The lawsuit sought to recover all costs incurred by RMT as a result of the breaches of contract by CSI. CSI filed an answer and counterclaims against RMT asserting that RMT owed CSI additional amounts for work performed under the contract that have not been paid to date. CSI filed liens against the projects based on claims that they have not been paid for work performed under the contract with RMT and filed lawsuits in New Jersey to foreclose upon the liens that it has filed in that jurisdiction. Vendors of CSI also filed lawsuits against RMT and liens against the projects based on claims that they have not been paid as required under their agreements with CSI. In January 2013, RMT entered into a confidential settlement agreement, which includes the release of all claims by all parties to this matter and the discharge of all liens related to this matter. The terms of the settlement did not have a material impact on Alliant Energy’s financial condition or results of operations.

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

(d) Guarantees and Indemnifications -
RMT - In January 2013, Alliant Energy sold its remaining interest in RMT. RMT provides renewable energy services including construction and high voltage connection services for wind and solar projects. Alliant Energy provided indemnifications to the buyer of RMT for losses resulting from potential breach of the representations and warranties made by Alliant Energy as of the sale date and for the potential breach of its obligations under the sale agreement. These indemnifications are limited to $3 million and expire in July 2014. The dollar limit on these indemnifications is subject to increase, based on the amount, if any, of contingent consideration Alliant Energy is entitled to receive under the terms of the sale. Although unable to predict the outcome of these matters, Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote.

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of December 31, 2012, Alliant Energy had $615 million of performance guarantees outstanding with $270 million, $294 million and $51 million expiring in 2013, 2014 and 2015, respectively. RMT has also provided surety bonds in support of the payment and performance obligations of certain of these projects, and Alliant Energy has guaranteed RMT’s indemnity obligations to the holders of such bonds. As of December 31, 2012, RMT provided $18 million in surety bonds guaranteed by Alliant Energy, which expire in 2013. Alliant Energy currently believes that no material cash payments will be made and has not recognized any material liabilities related to these obligations as of December 31, 2012. Refer to Note 17 for further discussion of RMT.

Whiting - In 2004, Alliant Energy sold its remaining interest in Whiting. Whiting is an independent oil and gas company. Alliant Energy continues to guarantee the abandonment obligations of certain offshore platforms in California and related onshore plant and equipment that were owned by Whiting prior to Alliant Energy’s sale of Whiting. The guarantee does not include a maximum limit. As of December 31, 2012, the present value of the abandonment obligations is estimated at $30 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of December 31, 2012.

Refer to Note 3(a) for discussion of Alliant Energy’s and WPL’s residual value guarantees of their synthetic leases.

(e) Environmental Matters - Alliant Energy, IPL and WPL are subject to environmental regulations as a result of their current and past operations. These regulations are designed to protect public health and the environment and have resulted in compliance, remediation, containment and monitoring obligations, which are recorded as environmental liabilities. At December 31, current environmental liabilities were included in “Other current liabilities” and non-current environmental liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Current environmental liabilities	$3.7	$4.8	$2.5	$3.5	$1.2	$1.3
Non-current environmental liabilities	25.3	28.8	23.2	24.9	2.1	3.8
	$29.0	$33.6	$25.7	$28.4	$3.3	$5.1

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

Alliant Energy, IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of these sites to be $18 million ($16 million for IPL and $2 million for WPL) to $42 million ($38 million for IPL and $4 million for WPL). At December 31, 2012, Alliant Energy, IPL and WPL recorded $29 million, $26 million and $3 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Refer to Note 1(b) for discussion of regulatory assets recorded by IPL and WPL, which reflect the probable future rate recovery of MGP expenditures. Considering the current rate treatment, and assuming no material change therein, Alliant Energy, IPL and WPL believe that the clean-up costs incurred for these MGP sites will not have a material effect on their financial condition or results of operations. Settlement has been reached with all of IPL’s and WPL’s insurance carriers regarding reimbursement for their MGP-related costs and such amounts have been accounted for as directed by the applicable regulatory jurisdiction.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures are included below along with a brief description of these environmental regulations.

Air Quality -
CAIR/CSAPR - CAIR is an emissions trading program that requires SO2 and NOx emissions reductions at IPL’s and WPL’s fossil-fueled electric generating units (EGUs) with greater than 25 MW capacity located in Iowa and Wisconsin through installation of emission controls and/or purchases of allowances. The requirements for SO2 and NOx reductions started in 2010 and 2009, respectively. CSAPR was expected to replace CAIR starting in 2012, however, it was subsequently vacated and remanded to the EPA for further revision by the D.C. Circuit Court. In January 2013, the D.C. Circuit Court denied the EPA’s request for rehearing of the decision that vacated and remanded CSAPR for further revision. Petitioners may seek the Supreme Court’s review of this decision and, during the interim, CAIR remains effective.

Clean Air Visibility Rule (CAVR) addresses regional haze at national parks and wilderness areas and is expected to require reductions in visibility-impairing emissions, including SO2, NOx and particulate matter, from certain EGUs by installing emission controls including those determined to be Best Available Retrofit Technology (BART). In 2012, the EPA published a final rule that would allow BART obligations for SO2 and NOx emissions to be fulfilled by compliance with CSAPR. In 2012, the EPA also approved the Iowa, Minnesota and Wisconsin CAVR plans, which would require compliance with CSAPR to fulfill BART requirements for SO2 and NOx emission reductions. In 2012, CSAPR requirements were vacated by the D.C. Circuit Court and the related rule that allowed for CAVR BART obligations to be met by CSAPR was challenged in the D.C. Circuit Court. It is unknown whether the EPA will allow BART to be fulfilled by CAIR, a modified CSAPR or another rule. This outcome remains uncertain pending the ongoing D.C. Circuit Court’s review of these regulations and the EPA’s responses to resolve the court orders on these rules.

Utility MACT Rule requires compliance with numerical emission limitations and work practice standards for the control of mercury and other federal hazardous air pollutants for coal-fueled EGUs with greater than 25 MW capacity. Compliance is currently expected to be required by April 2015. In 2012, the EPA issued a proposed reconsideration to limited aspects to the Utility MACT rule including revisions to the startup and shutdown provisions for existing EGUs. The EPA plans to issue a final reconsideration rule by March 2013.

Wisconsin State Mercury Rule requires WPL’s existing coal-fueled EGUs to reduce annual mercury emissions by 40% from a historic baseline beginning in 2010, and to either achieve a 90% annual mercury emissions reduction standard or limit the annual concentration of mercury emissions to 0.008 pounds of mercury per gigawatt-hour beginning in 2015.

Wisconsin RACT Rule requires NOx emissions reductions at Edgewater to support achieving compliance with 2013 requirements since it is located in Sheboygan County, which is currently designated as a non-attainment area for Ozone National Ambient Air Quality Standards (NAAQS). WPL installed NOx emission controls technologies at Edgewater, which met the 2009 to 2012 compliance requirements under this rule. In 2012, WPL completed the installation of an SCR at Edgewater to support achieving compliance with the 2013 requirements.

Industrial Boiler and Process Heater MACT Rule requires reductions of emissions of hazardous air pollutants at certain EGUs, and auxiliary boilers and process heaters located at EGUs. In December 2012, the EPA issued a final reconsidered rule with a compliance deadline of early 2016 for major sources. The final rule remains subject to legal challenges in the D.C. Circuit Court.

Ozone NAAQS Rule reduced the primary standard to a level of 0.075 parts per million. In 2012, the EPA issued a final rule that classifies Sheboygan County in Wisconsin as marginal non-attainment, which requires this area to achieve the eight-hour ozone NAAQS by December 2015. WPL operates Edgewater and the Sheboygan Falls Energy Facility in Sheboygan County, Wisconsin.

Fine Particle NAAQS Rule - In 2012, the EPA issued a final rule revising the fine particle primary NAAQS (PM2.5 NAAQS), which strengthens the annual standard from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3. The EPA is expected to designate non-attainment areas for the revised annual PM2.5 NAAQS by December 2015. Compliance with the final rule is expected to be required by 2020 for non-attainment areas designated in 2015.

Nitrogen Dioxide (NO2) NAAQS Rule requires a new one-hour NAAQS for NO2 at a level of 100 parts per billion (ppb) and associated ambient air monitoring requirements, while maintaining the current annual standard of 53 ppb. The EPA is expected to re-evaluate non-attainment areas for the NO2 NAAQS in 2016 based on expanded monitoring data. The schedule for compliance has not yet been established.

SO2 NAAQS Rule requires a new one-hour NAAQS for SO2 at a level of 75 ppb. The EPA plans to finalize non-attainment designations for the SO2 NAAQS for certain parts of Iowa and Wisconsin in June 2013. The compliance deadline for SO2 NAAQS is currently expected to be required by 2017 for non-attainment areas finalized in 2013.

Water Quality -
Section 316(b) of the Federal Clean Water Act proposal is expected to require modifications to cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts to fish and other aquatic life. The schedule for compliance has not yet been finalized; however, compliance will likely be required within eight years of the effective date of the final rule. A final rule is expected to be issued by the EPA in 2013.

Wisconsin and Iowa State Thermal Rules may require modifications to certain of WPL’s and IPL’s EGUs to limit the amount of heat those facilities can discharge into Wisconsin and Iowa waters, respectively. Compliance with the thermal rules will be evaluated on a case-by-case basis as discharge permits for WPL’s and IPL’s EGUs are renewed.

Hydroelectric Fish Passage Device - FERC issued an order requiring an agency-approved fish passage to be installed at WPL’s Prairie du Sac hydro plant by December 2012. In 2012, FERC extended the installation deadline to July 1, 2015. In January 2013, WPL requested the U.S. Fish and Wildlife Service (FWS) delay or withdraw the fish passage requirement due to recent concerns regarding Asian carp and other invasive species. The FWS agreed to prepare an environmental impact study, during which time WPL is expected to request a further extension of the project deadlines.

Land and Solid Waste -
Coal Combustion Residuals (CCR) could impose additional requirements for CCR management, beneficial use applications and disposal including operation and maintenance of coal ash surface impoundments (ash ponds) and/or landfills. The EPA issued a proposed regulation for public comment in 2010, and a final rule is expected in 2013. The schedule for compliance with the CCR Rule has not yet been established.

Polychlorinated Biphenyls (PCB) - The EPA is re-evaluating the existing authorized uses of PCB-containing equipment and other applications. The EPA is expected to issue proposed PCB rules for public comment in 2014 and could include a possible mandate to phase out all PCB-containing equipment. The schedule for compliance with the PCB rule has not yet been established.

Greenhouse Gases (GHG) Emissions -
EPA New Source Performance Standards (NSPS) for GHG Emissions from Electric Utilities is expected to require performance standards for GHG emissions from new and existing fossil-fueled EGUs. In 2012, the EPA published proposed NSPS for GHG, including carbon dioxide (CO2) emissions from new fossil-fueled EGUs larger than 25 MW (not including simple-cycle combustion turbines), with an output-based emissions rate limitation of 1,000 pounds of CO2 per MWh. This emissions rate limitation is expected to be effective upon the EPA’s issuance of the final rule in the second quarter of 2013. The issuance of proposed regulations for existing EGUs remains delayed and it is anticipated the EPA will issue proposed regulations by the end of 2013. The schedule for compliance with the NSPS has not yet been established.

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

Refer to Notes 1(p) and 12 for details of allowances for doubtful accounts and credit risk-related contingent features, respectively.

(g) Collective Bargaining Agreements - At December 31, 2012, employees covered by collective bargaining agreements represented 55%, 67% and 80% of total employees of Alliant Energy, IPL and WPL, respectively. In August 2013, IPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 204 (Cedar Rapids) expires, representing 18% and 44% of total employees of Alliant Energy and IPL, respectively.

(14) JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned coal-fired electric generating facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are primarily divided between the joint owners on the same basis as ownership. IPL’s and WPL’s shares of expenses from jointly-owned coal-fired electric generating facilities are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in their Consolidated Statements of Income. Refer to Note 1(b) for further discussion of cost of removal obligations. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned coal-fired electric generating facilities at December 31, 2012 was as follows (dollars in millions):

				Accumulated	Construction	Cost of Removal
	In-service	Ownership	Plant in	Provision for	Work in	Obligations Included in
	Dates	Interest %	Service	Depreciation	Progress	Regulatory Liabilities
IPL
Ottumwa Unit 1	1981	48.0%	$239.2	$118.8	$84.0	$12.0
George Neal Unit 4	1979	25.7%	97.1	67.8	44.5	11.5
George Neal Unit 3	1975	28.0%	59.1	39.1	27.2	5.6
Louisa Unit 1	1983	4.0%	35.0	19.2	0.2	3.0
			430.4	244.9	155.9	32.1
WPL
Columbia Units 1-2	1975-1978	46.2%	247.0	157.9	133.5	10.2
Edgewater Unit 4	1969	68.2%	91.8	49.2	0.4	2.2
			338.8	207.1	133.9	12.4
Alliant Energy			$769.2	$452.0	$289.8	$44.5

(15) SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s principal businesses as of December 31, 2012 are:

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

•
Non-regulated, Parent and Other - includes the operations of Resources and its subsidiaries, Corporate Services, the Alliant Energy parent company, and any Alliant Energy parent company consolidating adjustments. Resources’ businesses include Transportation, Non-regulated Generation and other non-regulated investments described in Note 1(a).

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

	Utility				Non-Regulated,	Alliant Energy
2012	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,589.3	$396.3	$56.7	$3,042.3	$52.2	$3,094.5
Depreciation and amortization	299.3	29.1	1.4	329.8	2.6	332.4
Operating income	426.2	51.5	7.4	485.1	34.6	519.7
Interest expense, net of AFUDC				136.8	(2.0)	134.8
Equity (income) loss from unconsolidated investments, net	(42.1)	—	—	(42.1)	0.8	(41.3)
Interest income and other				(0.3)	(3.7)	(4.0)
Income taxes				74.8	14.6	89.4
Income from continuing operations, net of tax				315.9	24.9	340.8
Loss from discontinued operations, net of tax				—	(5.1)	(5.1)
Net income				315.9	19.8	335.7
Preferred dividends				15.9	—	15.9
Net income attributable to Alliant Energy common shareowners				300.0	19.8	319.8
Total assets	8,438.8	814.8	966.0	10,219.6	565.9	10,785.5
Investments in equity method subsidiaries	264.3	—	—	264.3	2.3	266.6
Construction and acquisition expenditures	994.0	31.4	0.1	1,025.5	132.6	1,158.1

	Utility				Non-Regulated,	Alliant Energy
2011	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,635.8	$476.7	$62.0	$3,174.5	$46.9	$3,221.4
Depreciation and amortization	289.0	28.4	1.8	319.2	1.8	321.0
Operating income (loss)	444.2	47.8	(3.2)	488.8	24.5	513.3
Interest expense, net of AFUDC				146.6	(0.3)	146.3
Equity income from unconsolidated investments, net	(38.7)	—	—	(38.7)	(0.6)	(39.3)
Interest income and other				(0.2)	(4.1)	(4.3)
Income tax expense (benefit)				78.3	(9.1)	69.2
Income from continuing operations, net of tax				302.8	38.6	341.4
Loss from discontinued operations, net of tax				—	(19.5)	(19.5)
Net income				302.8	19.1	321.9
Preferred dividends				18.3	—	18.3
Net income attributable to Alliant Energy common shareowners				284.5	19.1	303.6
Total assets	7,524.5	831.9	781.1	9,137.5	550.4	9,687.9
Investments in equity method subsidiaries	246.5	—	—	246.5	3.1	249.6
Construction and acquisition expenditures	542.7	38.0	27.4	608.1	65.3	673.4

	Utility				Non-Regulated,	Alliant Energy
2010	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,674.2	$480.6	$64.6	$3,219.4	$42.7	$3,262.1
Depreciation and amortization	255.1	25.2	5.3	285.6	1.7	287.3
Operating income (loss)	489.8	53.4	(2.5)	540.7	19.3	560.0
Interest expense, net of AFUDC				142.8	2.0	144.8
Equity income from unconsolidated investments, net	(37.8)	—	—	(37.8)	(0.3)	(38.1)
Interest income and other				(0.6)	(4.0)	(4.6)
Income taxes				140.6	7.1	147.7
Income from continuing operations, net of tax				295.7	14.5	310.2
Loss from discontinued operations, net of tax				—	(3.9)	(3.9)
Net income				295.7	10.6	306.3
Preferred dividends				18.7	—	18.7
Net income attributable to Alliant Energy common shareowners				277.0	10.6	287.6
Total assets	7,227.2	817.6	782.4	8,827.2	455.7	9,282.9
Investments in equity method subsidiaries	236.0	—	—	236.0	2.5	238.5
Construction and acquisition expenditures	729.1	39.9	64.3	833.3	33.6	866.9

Products and Services - Alliant Energy’s consolidated operating revenues by segment were as follows:

	2012	2011	2010
Utility electric operations	84%	82%	82%
Utility gas operations	13%	15%	15%
Utility other	2%	2%	2%
Other	1%	1%	1%
	100%	100%	100%

Geographic Information - At December 31, 2012, 2011 and 2010, Alliant Energy did not have any long-lived assets to be held and used in foreign countries.

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

2012	Electric	Gas	Other	Total
Operating revenues	$1,371.1	$226.7	$52.5	$1,650.3
Depreciation and amortization	171.2	16.3	1.4	188.9
Operating income	166.2	24.2	9.9	200.3
Interest expense, net of AFUDC				70.1
Interest income and other				(0.2)
Income tax benefit				(19.8)
Net income				150.2
Preferred dividends				12.6
Earnings available for common stock				137.6
Total assets	4,500.9	479.5	476.6	5,457.0
Construction and acquisition expenditures	291.0	16.4	0.1	307.5

2011	Electric	Gas	Other	Total
Operating revenues	$1,408.3	$276.3	$55.5	$1,740.1
Depreciation and amortization	161.3	16.0	1.8	179.1
Operating income	181.6	20.6	6.2	208.4
Interest expense, net of AFUDC				72.9
Interest income and other				(0.2)
Income tax benefit				(3.6)
Net income				139.3
Preferred dividends				15.0
Earnings available for common stock				124.3
Total assets	4,208.2	471.1	414.2	5,093.5
Construction and acquisition expenditures	245.6	21.2	26.9	293.7

2010	Electric	Gas	Other	Total
Operating revenues	$1,464.3	$274.3	$57.2	$1,795.8
Depreciation and amortization	157.1	14.6	5.3	177.0
Operating income (loss)	239.7	23.6	(1.4)	261.9
Interest expense, net of AFUDC				76.7
Interest income and other				(0.5)
Income taxes				42.3
Net income				143.4
Preferred dividends				15.4
Earnings available for common stock				128.0
Total assets	4,025.3	460.3	452.0	4,937.6
Construction and acquisition expenditures	298.8	20.0	64.0	382.8

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

2012	Electric	Gas	Other	Total
Operating revenues	$1,218.2	$169.6	$4.2	$1,392.0
Depreciation and amortization	128.1	12.8	—	140.9
Operating income (loss)	260.0	27.3	(2.5)	284.8
Interest expense, net of AFUDC				66.7
Equity income from unconsolidated investments	(42.1)	—	—	(42.1)
Interest income and other				(0.1)
Income taxes				94.6
Net income				165.7
Preferred dividends				3.3
Earnings available for common stock				162.4
Total assets	3,937.9	335.3	489.4	4,762.6
Investments in equity method subsidiaries	264.3	—	—	264.3
Construction and acquisition expenditures	703.0	15.0	—	718.0

2011	Electric	Gas	Other	Total
Operating revenues	$1,227.5	$200.4	$6.5	$1,434.4
Depreciation and amortization	127.7	12.4	—	140.1
Operating income (loss)	262.6	27.2	(9.4)	280.4
Interest expense, net of AFUDC				73.7
Equity income from unconsolidated investments	(38.7)	—	—	(38.7)
Income taxes				81.9
Net income				163.5
Preferred dividends				3.3
Earnings available for common stock				160.2
Total assets	3,316.3	360.8	366.9	4,044.0
Investments in equity method subsidiaries	246.5	—	—	246.5
Construction and acquisition expenditures	297.1	16.8	0.5	314.4

2010	Electric	Gas	Other	Total
Operating revenues	$1,209.9	$206.3	$7.4	$1,423.6
Depreciation and amortization	98.0	10.6	—	108.6
Operating income (loss)	250.1	29.8	(1.1)	278.8
Interest expense, net of AFUDC				66.1
Equity income from unconsolidated investments	(37.8)	—	—	(37.8)
Interest income and other				(0.1)
Income taxes				98.3
Net income				152.3
Preferred dividends				3.3
Earnings available for common stock				149.0
Total assets	3,201.9	357.3	330.4	3,889.6
Investments in equity method subsidiaries	236.0	—	—	236.0
Construction and acquisition expenditures	430.3	19.9	0.3	450.5

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
Alliant Energy - All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding. Refer to Note 17 for additional information on discontinued operations.

	2012				2011
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)
Operating revenues	$765.7	$690.3	$887.6	$750.9	$877.2	$712.5	$870.9	$760.8
Operating income	95.6	108.8	213.7	101.6	127.3	70.6	209.4	106.0
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	39.3	65.5	149.0	71.1	72.0	50.3	136.9	63.9
Income (loss) from discontinued operations, net of tax	(4.4)	0.4	1.7	(2.8)	1.5	0.8	(14.9)	(6.9)
Net income	34.9	65.9	150.7	68.3	73.5	51.1	122.0	57.0
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	0.36	0.60	1.34	0.64	0.65	0.45	1.23	0.58
Income (loss) from discontinued operations, net of tax	(0.04)	—	0.02	(0.02)	0.01	0.01	(0.13)	(0.07)
Net income	0.32	0.60	1.36	0.62	0.66	0.46	1.10	0.51

IPL - Earnings per share data is not disclosed for IPL given Alliant Energy is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.

	2012				2011
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$398.7	$360.7	$497.7	$393.2	$477.5	$374.1	$484.5	$404.0
Operating income	23.9	35.4	112.0	29.0	47.1	18.5	116.5	26.3
Net income (loss)	(1.5)	19.6	106.5	25.6	27.1	1.0	101.4	9.8
Earnings available (loss) for common stock	(4.7)	16.6	103.3	22.4	21.7	(2.3)	98.3	6.6

WPL - Earnings per share data is not disclosed for WPL given Alliant Energy is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.

	2012				2011
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$354.5	$315.7	$376.6	$345.2	$388.5	$326.8	$374.6	$344.5
Operating income	64.6	61.5	93.4	65.3	74.8	45.5	86.9	73.2
Net income	31.9	36.1	56.7	41.0	44.4	25.0	51.4	42.7
Earnings available for common stock	31.1	35.2	55.9	40.2	43.6	24.1	50.6	41.9

(17) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In 2011, Alliant Energy sold its IEA business to narrow its strategic focus and risk profile and received net proceeds of $5 million. In 2011, RMT sold its environmental business unit and received net proceeds of $12 million. In January 2013, Alliant Energy sold the remainder of its RMT business in order to narrow its strategic focus and risk profile. The final gain or loss from the sale of RMT is subject to a working capital adjustment and potential contingent consideration. Alliant Energy does not currently believe the final gain or loss related to the sale of RMT will be material. The RMT business qualified as assets and liabilities held for sale as of December 31, 2012.

The operating results of RMT and IEA have been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Consolidated Statements of Income was as follows (in millions):

	2012	2011	2010
Operating revenues	$289.2	$445.0	$160.3
Operating expenses	297.0	476.9	166.8
Interest expense and other	0.7	—	1.0
Loss before income taxes	(8.5)	(31.9)	(7.5)
Income tax benefit	(3.4)	(12.4)	(3.6)
Loss from discontinued operations, net of tax	($5.1)	($19.5)	($3.9)

A summary of the assets and liabilities held for sale on Alliant Energy’s Consolidated Balance Sheets as of December 31 was as follows (in millions):

	2012	2011
Assets held for sale:
Property, plant and equipment, net	$—	$3.8
Current assets	27.9	115.5
Other assets	—	0.3
Total assets held for sale	27.9	119.6
Liabilities held for sale:
Current liabilities	31.4	62.0
Other long-term liabilities and deferred credits	—	0.1
Total liabilities held for sale	31.4	62.1
Net assets (liabilities) held for sale	($3.5)	$57.5

Based on the terms of the January 2013 sale of RMT, the fair value of the business, less costs to sell, was not less than the carrying amount.

(18) ASSET RETIREMENT OBLIGATIONS (AROs)
AROs recognized by Alliant Energy, IPL and WPL relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, wind projects, certain ash ponds, certain coal yards, active ash landfills and above ground storage tanks. Alliant Energy’s, IPL’s and WPL’s recognized AROs also include legal obligations for the management and final disposition of asbestos and PCB. Alliant Energy’s, IPL’s and WPL’s AROs are recorded in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets. Refer to Note 1(b) for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
Balance, January 1	$91.1	$75.9	$56.2	$43.6	$34.9	$32.3
Revisions in estimated cash flows (a)	(6.4)	7.8	(9.2)	7.7	2.8	0.1
Liabilities settled	(3.4)	(0.9)	(3.3)	(0.8)	(0.1)	(0.1)
Liabilities incurred (b)	16.8	4.0	—	3.1	7.7	0.9
Accretion expense	3.4	4.3	1.8	2.6	1.6	1.7
Balance, December 31	$101.5	$91.1	$45.5	$56.2	$46.9	$34.9

(a)
In 2012 and 2011, IPL recorded revisions in estimated cash flows of ($8.2) million and $7.0 million, respectively, based on revised remediation timing and cost information for asbestos remediation at Sixth Street.

(b)	In 2012, Resources recorded AROs of $9.1 million related to its Franklin County wind project and WPL recorded AROs of $7.6 million related to Nelson Dewey.

In addition, certain of Alliant Energy’s, IPL’s and WPL’s AROs related to electric generating facility assets have not been recognized. Due to an indeterminate remediation date, the fair values of the AROs for these assets cannot be currently estimated. A liability for these AROs will be recorded when fair value is determinable. Removal costs of these facilities are being recovered in rates and are recorded in regulatory liabilities.

(19) RELATED PARTIES
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

	IPL			WPL
	2012	2011	2010	2012	2011	2010
Sales credited	$10	$31	$28	$14	$28	$24
Purchases billed	301	307	341	61	77	73

Service Agreement - Pursuant to a service agreement, IPL and WPL receive various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. In 2012, Corporate Services executed a revised service agreement with IPL and WPL and began including a return on net assets as part of its billings to IPL and WPL. The amounts billed to IPL and WPL were as follows (in millions):

	IPL			WPL
	2012	2011	2010	2012	2011	2010
Corporate Services billings	$129	$153	$170	$102	$119	$127

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2012	2011
IPL	$72	$82
WPL	40	48

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2012	2011	2010
ATC billings to WPL	$90	$90	$92
WPL billings to ATC	11	12	11

As of December 31, 2012 and 2011, WPL owed ATC net amounts of $6 million and $6 million, respectively.

IPL’s Sale of Certain Wind Project Assets to Resources - Pursuant to a wind development asset purchase and sale agreement, IPL sold Resources wind project assets for the Franklin County wind project at cost in 2011 for $115.3 million. Refer to Note 1(e) for additional information.

WPL’s Sheboygan Falls Energy Facility Lease - Refer to Note 3(b) for discussion of WPL’s Sheboygan Falls Energy Facility lease.

(20) EARNINGS PER SHARE
A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation was as follows (in thousands):

	2012	2011	2010
Weighted average common shares outstanding:
Basic EPS calculation	110,753	110,626	110,442
Effect of dilutive share-based awards	15	52	79
Diluted EPS calculation	110,768	110,678	110,521

For 2012, 2011 and 2010, there were no potentially dilutive securities excluded from the calculation of diluted EPS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2012 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2012.

The information required by Item 9A relating to “Management’s Annual Report on Internal Control Over Financial Reporting” and, with respect to Alliant Energy, “Report of Independent Registered Public Accounting Firm,” is incorporated herein by reference to the relevant information in Item 8 Financial Statements and Supplementary Data. There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same and therefore the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2013 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in Alliant Energy’s Proxy Statement for the 2013 Annual Meeting of Shareowners (the 2013 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2013 Alliant Energy Proxy Statement. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. The information required by Item 10 relating to Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2013 Alliant Energy Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers for Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the 2013 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY
Information regarding Alliant Energy’s equity compensation plans as of December 31, 2012 was as follows (Not Applicable (N/A)):

	(A)		(C)
	Number of securities to be	(B)	Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	314,371 (a)	$36.69	4,203,477 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	314,371	$36.69	4,203,477

(a)
Represents performance shares and options to purchase shares of Alliant Energy’s common stock granted under the Alliant Energy Long-Term Equity Incentive Plan, as amended, the Alliant Energy Amended and Restated 2002 Equity Incentive Plan (EIP), and the Alliant Energy 2010 Omnibus Incentive Plan (OIP). The performance shares may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance shares included in column (A) of the table reflect an assumed payout in the form of Alliant Energy’s common stock at the maximum performance multiplier of 200% for the 2012 and 2011 grants and at the actual performance multiplier of 198% for the 2010 grants.

(b)
All of the available shares under the OIP may be issued upon the exercise of stock options or may be issued as awards in the form of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. As of December 31, 2012, there were performance shares and restricted stock awards outstanding under the OIP. Upon shareowner approval of the OIP in 2010, the EIP terminated resulting in no new awards authorized to be granted under the EIP. All awards previously granted under the EIP that are still outstanding remain valid and continue to be subject to all of the terms and conditions of the EIP. Excludes 113,163 and 101,822 shares of non-vested restricted common stock previously issued and outstanding under the OIP and EIP, respectively, at December 31, 2012.

(c)
As of December 31, 2012, there were 216,030 shares of Alliant Energy’s common stock outstanding under the Alliant Energy Deferred Compensation Plan (DCP), which is described in Note 6(c) of the “Combined Notes to Consolidated Financial Statements.”

(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2013 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
None of IPL’s or WPL’s directors or executive officers own any shares of preferred stock in IPL or WPL, respectively. The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2013 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2013 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2013 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
IPL’s and WPL’s Audit Committee of the Board of Directors (Committee) has adopted a policy that requires advance approval of all audit, audit-related, tax and other permitted services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Committee of specifically defined audit and non-audit services after the Committee is provided with the appropriate level of details regarding the specific services to be provided. The policy does not permit delegation of the Committee’s authority to management. In the event the need for specific services arises between Committee meetings, the Committee has delegated to the Chairperson of the Committee authority to approve permitted services provided that the Chairperson reports any decisions to the Committee at its next scheduled meeting. The principal accounting fees billed to Alliant Energy by its independent registered public accounting firm, all of which were approved in advance by the Committee, directly related and allocated to IPL and WPL were as follows (in thousands):

	IPL				WPL
	2012		2011		2012		2011
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$824	91%	$904	89%	$898	87%	$872	96%
Audit-related fees	75	8%	73	7%	135	13%	33	4%
Tax fees	—	—%	31	3%	—	—%	—	—%
All other fees	5	1%	4	1%	4	—%	3	—%
	$904	100%	$1,012	100%	$1,037	100%	$908	100%

IPL’s and WPL’s audit fees for 2012 and 2011 consisted of the respective fees billed for the audits of the consolidated financial statements of IPL and its subsidiary and WPL and its subsidiaries, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2012 and 2011 audits of Alliant Energy’s consolidated financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2012 and 2011 consisted of the fees billed for services rendered related to employee benefits plan audits and attest services not required by statute or regulations. IPL’s tax fees for 2011 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. All other fees for 2012 and 2011 for IPL and WPL consisted of license fees for accounting research software products and seminars. The Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

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

(3)	Exhibits Required by SEC Regulation S-K - Exhibits for Alliant Energy, IPL and WPL are listed in the , which is incorporated herein by reference.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Operating revenues	$2	$4	$1
Operating expenses	1	1	2
Operating income (loss)	1	3	(1)
Interest expense and other:
Equity earnings from consolidated subsidiaries	(322)	(304)	(292)
Interest expense	11	11	11
Interest income	(4)	(2)	(1)
Total interest expense and other	(315)	(295)	(282)
Income before income taxes	316	298	281
Income tax benefit	(4)	(5)	(6)
Net income	$320	$303	$287

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$77	$211
Income tax refunds receivable	—	11
Other	2	5
	79	227
Investments:
Investments in consolidated subsidiaries	3,447	3,129
Other	20	20
	3,467	3,149
Other assets	5	6
Total assets	$3,551	$3,382

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED BALANCE SHEETS (continued)

	December 31,
	2012	2011
	(in millions)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,512	$1,512
Retained earnings	1,627	1,506
Accumulated other comprehensive loss	(1)	(1)
Shares in deferred compensation trust	(7)	(8)
Total common equity	3,131	3,009
Long-term debt, net	250	250
	3,381	3,259
Current liabilities:
Commercial paper	105	70
Other	21	14
	126	84
Other long-term liabilities and deferred credits:
Deferred income taxes	38	32
Other	6	7
	44	39
Total capitalization and liabilities	$3,551	$3,382

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net cash flows from operating activities	$260	$193	$110
Cash flows from (used for) investing activities:
Capital contributions to consolidated subsidiaries	(230)	(144)	(125)
Capital repayments from consolidated subsidiaries	—	101	183
Net change in notes receivable from affiliates	134	—	—
Other	1	—	—
Net cash flows from (used for) investing activities	(95)	(43)	58
Cash flows used for financing activities:
Common stock dividends	(199)	(188)	(175)
Net change in borrowings with affiliates	—	(155)	50
Net change in commercial paper	35	70	—
Proceeds from issuance of common stock	1	2	6
Other	(2)	(2)	(1)
Net cash flows used for financing activities	(165)	(273)	(120)
Net increase (decrease) in cash and cash equivalents	—	(123)	48
Cash and cash equivalents at beginning of period	—	123	75
Cash and cash equivalents at end of period	$—	$—	$123
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$11	$11	$11
Income taxes, net of refunds	(29)	(6)	(11)

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Combined Notes to Consolidated Financial Statements included in Alliant Energy’s 2012 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	January 1	Expense	Accounts (a)	Deductions (b)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy Corporation (c)
Year ended December 31, 2012	$4.2	$6.6	$1.2	$8.0	$4.0
Year ended December 31, 2011	3.2	7.8	1.9	8.7	4.2
Year ended December 31, 2010	4.5	6.8	1.8	9.9	3.2
Interstate Power and Light Company (c)
Year ended December 31, 2012	$0.9	$6.4	$—	$6.6	$0.7
Year ended December 31, 2011	0.4	7.4	—	6.9	0.9
Year ended December 31, 2010	2.5	5.6	—	7.7	0.4
Wisconsin Power and Light Company
Year ended December 31, 2012	$1.9	$0.1	$1.2	$1.4	$1.8
Year ended December 31, 2011	1.7	0.1	1.9	1.8	1.9
Year ended December 31, 2010	2.0	0.1	1.8	2.2	1.7
Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:

Accumulated Provision for Other Reserves (d):
Alliant Energy Corporation
Year ended December 31, 2012	$25.9	$9.6	$—	$2.1	$33.4
Year ended December 31, 2011	24.0	8.8	—	6.9	25.9
Year ended December 31, 2010	20.9	11.5	—	8.4	24.0
Interstate Power and Light Company
Year ended December 31, 2012	$10.2	$2.1	$—	$0.7	$11.6
Year ended December 31, 2011	8.8	3.6	—	2.2	10.2
Year ended December 31, 2010	9.0	2.0	—	2.2	8.8
Wisconsin Power and Light Company
Year ended December 31, 2012	$11.7	$3.1	$—	$1.3	$13.5
Year ended December 31, 2011	12.8	3.7	—	4.8	11.7
Year ended December 31, 2010	10.7	7.5	—	5.4	12.8

(a)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by Wisconsin Power and Light Company are recorded in regulatory assets.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2013.

ALLIANT ENERGY CORPORATION

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2013.

/s/	Patricia L. Kampling	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas L. Hanson

/s/	Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer)
Robert J. Durian

/s/	Patrick E. Allen	Director
Patrick E. Allen

/s/	Michael L. Bennett	Director
Michael L. Bennett

/s/	Darryl B. Hazel	Director
Darryl B. Hazel

/s/	Singleton B. McAllister	Director
Singleton B. McAllister

/s/	Ann K. Newhall	Director
Ann K. Newhall

/s/	Dean C. Oestreich	Director
Dean C. Oestreich

/s/	David A. Perdue	Director
David A. Perdue

/s/	Judith D. Pyle	Director
Judith D. Pyle

/s/	Carol P. Sanders	Director
Carol P. Sanders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2013.

INTERSTATE POWER AND LIGHT COMPANY

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2013.

/s/	Patricia L. Kampling	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas L. Hanson

/s/	Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer)
Robert J. Durian

/s/	Patrick E. Allen	Director
Patrick E. Allen

/s/	Michael L. Bennett	Director
Michael L. Bennett

/s/	Darryl B. Hazel	Director
Darryl B. Hazel

/s/	Singleton B. McAllister	Director
Singleton B. McAllister

/s/	Ann K. Newhall	Director
Ann K. Newhall

/s/	Dean C. Oestreich	Director
Dean C. Oestreich

/s/	David A. Perdue	Director
David A. Perdue

/s/	Judith D. Pyle	Director
Judith D. Pyle

/s/	Carol P. Sanders	Director
Carol P. Sanders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2013.

WISCONSIN POWER AND LIGHT COMPANY

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2013.

/s/	Patricia L. Kampling	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas L. Hanson

/s/	Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer)
Robert J. Durian

/s/	Patrick E. Allen	Director
Patrick E. Allen

/s/	Michael L. Bennett	Director
Michael L. Bennett

/s/	Darryl B. Hazel	Director
Darryl B. Hazel

/s/	Singleton B. McAllister	Director
Singleton B. McAllister

/s/	Ann K. Newhall	Director
Ann K. Newhall

/s/	Dean C. Oestreich	Director
Dean C. Oestreich

/s/	David A. Perdue	Director
David A. Perdue

/s/	Judith D. Pyle	Director
Judith D. Pyle

/s/	Carol P. Sanders	Director
Carol P. Sanders

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Annual Report on Form 10-K
For the fiscal year ended December 31, 2012

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

3.2	Restated Bylaws of Alliant Energy, effective as of December 6, 2006 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, dated December 6, 2006 (File No. 1-9894))

3.3	Restated Articles of Organization of WPL, as amended (incorporated by reference to Exhibit 3.1 to WPL’s Form 10-Q for the quarter ended June 30, 1994 (File No. 0-337))

3.4	Restated Bylaws of WPL, effective as of December 6, 2006 (incorporated by reference to Exhibit 3.2 to WPL’s Form 8-K, dated December 6, 2006 (File No. 0-337))

3.5	Restated Articles of Incorporation of IPL (incorporated by reference to Exhibit 3.5 to IPL’s Form 10-K for the year 2003 (File No. 0-4117-1))

3.6	Restated Bylaws of IPL, effective as of December 6, 2006 (incorporated by reference to Exhibit 3.3 to IPL’s Form 8-K, dated December 6, 2006 (File No. 0-4117-1))

4.1
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 99.1 to Alliant Energy’s Form 8-K, dated December 14, 2011 (File No. 1-9894))

4.2
Senior Note Indenture, dated as of September 30, 2009, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.28 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.3
Officer’s Certificate, dated as of September 30, 2009, creating Alliant Energy’s 4.00% Senior Notes due October 15, 2014 (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Form 8-K, dated September 30, 2009 (File No. 1-9894))

4.4
Amended and Restated Rights Agreement, dated as of December 11, 2008, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A/A, dated December 11, 2008 (File No. 1-9894))

4.5
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 99.3 to WPL’s Form 8-K, dated December 14, 2011 (File No. 0-337))

4.6
Indenture, dated as of June 20, 1997, between WPL and Wells Fargo Bank, N.A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

4.7	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% Debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated July 30, 2004 (File No. 0-337))

4.8
Officers’ Certificate, dated as of August 8, 2007, creating WPL’s 6.375% Debentures due August 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated August 8, 2007 (File No. 0-337))

4.9
Officer’s Certificate, dated as of October 1, 2008, creating WPL’s 7.60% Debentures due October 1, 2038 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated October 1, 2008 (File No. 0-337))

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

4.12
Officers’ Certificate, dated as of November 19, 2012, creating WPL’s 2.25% Debentures due November 15, 2022 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated November 14, 2012 (File No. 0-337))

4.13
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 99.2 to IPL’s Form 8-K, dated December 14, 2011 (File No. 0-4117-1))

4.14
Indenture (For Senior Unsecured Debt Securities), dated as of August 20, 2003, between IPL and The Bank of New York Mellon Trust Co., N.A. (f/k/a The Bank of New York Trust Co., N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Reg. No. 333-108199))

4.15
Officer’s Certificate, dated as of September 10, 2003, creating IPL’s 5.875% Senior Debentures due September 15, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated September 10, 2003 (File No. 0-4117-1))

4.16
Officer’s Certificate, dated as of October 14, 2003, creating IPL’s 6.45% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated October 14, 2003 (File No. 0-4117-1))

4.17
Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated May 3, 2004 (File No. 0-4117-1))

4.17a
Officer’s Certificate, dated as of August 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated August 2, 2004 (File No. 0-4117-1))

4.18
Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated July 18, 2005 (File No. 0-4117-1))

4.19
Officer’s Certificate, dated as of October 1, 2008, creating IPL’s 7.25% Senior Debentures due October 1, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated October 1, 2008 (File No. 0-4117-1))

4.20
Officer’s Certificate, dated as of July 7, 2009, creating IPL’s 6.25% Senior Debentures due July 15, 2039 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated July 7, 2009 (File No. 0-4117-1))

4.21
Officer’s Certificate, dated as of June 10, 2010, creating IPL’s 3.30% Senior Debentures due June 15, 2015 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated June 10, 2010 (File No. 0-4117-1))

4.22
Officer’s Certificate, dated as of August 23, 2010, creating IPL’s 3.65% Senior Debentures due September 1, 2020 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated August 23, 2010 (File No. 0-4117-1))

10.1	Operating Agreement of American Transmission Company LLC, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.2#	Alliant Energy Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1999 (File No. 1-9894))

10.3#
Alliant Energy Amended and Restated 2002 Equity Incentive Plan (EIP) (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 5, 2006 (File No. 1-9894))

10.3a#
Form of Non-qualified Stock Option Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9894))

10.3b#	Form of 2010 Performance Share Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.4d to Alliant Energy’s Form 10-K for the year 2009 (File No. 1-9894))

10.4#	Alliant Energy 2010 Omnibus Incentive Plan (OIP) (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 1, 2010 (File No. 1-9894))

10.4a#	Amendment to the Alliant Energy OIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.4b#	Form of Performance Share Agreement pursuant to the Alliant Energy OIP (incorporated by reference to Exhibit 10.5a to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.4c#	Form of Performance Share Agreement pursuant to the Alliant Energy OIP, amended in 2012 (incorporated by reference to Exhibit 10.4c to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.4d#
Form of Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy OIP (incorporated by reference to Exhibit 10.5b to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.4e#
Form of Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy OIP, amended in 2012 (incorporated by reference to Exhibit 10.4e to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.4f#	Form of Restricted Stock Agreement pursuant to the Alliant Energy OIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2011 (File No. 1-9894))

10.4g#	Form of Restricted Stock Agreement pursuant to the Alliant Energy OIP, amended in 2012 (incorporated by reference to Exhibit 10.4g to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.5#	Alliant Energy Director Long Term Incentive Plan (DLIP), for director-level employees (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.5a#	Form of Restricted Cash Agreement pursuant to the Alliant Energy DLIP (incorporated by reference to Exhibit 10.6a to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.5b#	Form of Performance Restricted Award Agreement pursuant to the Alliant Energy DLIP (incorporated by reference to Exhibit 10.6b to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.5c#	Alliant Energy DLIP, for director-level employees, amended in 2012 (incorporated by reference to Exhibit 10.5c to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.5d#	Form of Restricted Cash Agreement pursuant to the Alliant Energy DLIP, amended in 2012 (incorporated by reference to Exhibit 10.5d to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.5e#
Form of Performance Restricted Award Agreement pursuant to the Alliant Energy DLIP, amended in 2012 (incorporated by reference to Exhibit 10.5e to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.6#
Alliant Energy Deferred Compensation Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated December 8, 2010 (File No. 1-9894))

10.6a#	Amendment to the Alliant Energy Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.7#	Alliant Energy Rabbi Trust Agreement for Deferred Compensation Plans (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))

10.8#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-9894))

10.8a#	Amendment to the Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.9#
Form of Supplemental Retirement Plan (SRP) Agreement by and between Alliant Energy and each of T.L. Aller, T.L. Hanson, P.L. Kampling and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, dated December 10, 2008 (File No. 1-9894))

10.10#	Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2010 (File No. 1-9894))

10.10a#	Amendment to the Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.11#
Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and P.L. Kampling (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated October 27, 2010 (File No. 1-9894))

10.12#
Form of KEESA, by and between Alliant Energy and each of T.L. Aller, J.H. Gallegos, T.L. Hanson and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.13#
Form of Amendment Number One to KEESA, by and between Alliant Energy and each of P.L. Kampling, T.L. Aller, J.H. Gallegos, T.L. Hanson and J.O. Larsen (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.14#
Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description, effective March 19, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated March 19, 2008 (File No. 1-9894))

10.14a#
Amendment to the Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description (incorporated by reference to Exhibit 10.5 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.15#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2013

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

21.1	Subsidiaries of Alliant Energy

21.2	Subsidiaries of WPL

23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy

23.2	Consent of Independent Registered Public Accounting Firm for IPL

23.3	Consent of Independent Registered Public Accounting Firm for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Senior Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Senior Vice President and CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Senior Vice President and CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

# A management contract or compensatory plan or arrangement.
* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (ii) Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets as of December 31, 2012 and 2011; (iii) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (iv) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Common Equity for the years ended December 31, 2012, 2011 and 2010; and (v) the Combined Notes to Consolidated Financial Statements.