Form 10-Q
period 2013-03-31
INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO; ALLIANT ENERGY CORP
filed 2013-05-03
CIK 52485, 107832, 352541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number
1-9894	ALLIANT ENERGY CORPORATION	39-1380265
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608) 458-3311

1-4117	INTERSTATE POWER AND LIGHT COMPANY	42-0331370
(an Iowa corporation)
Alliant Energy Tower
Cedar Rapids, Iowa 52401
Telephone (319) 786-4411

0-337	WISCONSIN POWER AND LIGHT COMPANY	39-0714890
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608) 458-3311
This combined Form 10-Q is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the Form 10-Q relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by each such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.
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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of March 31, 2013:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,922,015 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

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

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa through 2013;

•	the impact of WPL’s retail electric and gas base rate freeze in Wisconsin through 2014;

•	weather effects on results of utility operations, including the impacts of temperature changes in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•	the impact of energy efficiency, franchise retention and customer owned generation on sales volumes and margins;

•
developments that adversely impact Alliant Energy’s, IPL’s and WPL’s ability to implement their strategic plan, including unanticipated issues with new emission controls equipment for various coal-fired electric generating facilities of IPL and WPL, IPL’s construction of its proposed natural gas-fired electric generating facility in Iowa, Alliant Energy Resources, LLC’s (Resources’) selling price of the electricity output from its 100 megawatt (MW) Franklin County wind project, and the potential decommissioning of certain generating facilities of IPL and WPL;

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

•
issues associated with environmental remediation and environmental compliance, including final approval of and compliance with the Consent Decree between WPL, the Sierra Club and the United States of America (U.S.) Environmental Protection Agency (EPA), future changes in environmental laws and regulations and litigation associated with environmental requirements;

•	the ability to defend against environmental claims brought by state and federal agencies, such as the EPA, or third parties, such as the Sierra Club;

•	the ability to recover through rates all environmental compliance and remediation costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

•	the direct or indirect effects resulting from terrorist incidents, including cyber terrorism, or responses to such incidents;

•	the impact of a failure to maintain the security of personally identifiable information, including associated costs to notify affected persons and to mitigate their information security concerns;

•
impacts of future tax benefits from deductions for repairs expenditures and mixed service costs and temporary differences from historical tax benefits from such deductions that are included in rates when the differences reverse in future periods;

•	any material post-closing adjustments related to any past asset divestitures, including the sale of RMT, Inc. (RMT);

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

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

•
impacts that storms or natural disasters, including floods, droughts and forest or prairie fires, in IPL’s and WPL’s service territories may have on their operations and recovery of, and rate relief for, costs associated with restoration activities;

•	the impact of distributed generation in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;

•	access to technological developments;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies;

•	the impact of changes to production tax credits for wind projects;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•	the ability to successfully complete tax audits, changes in tax accounting methods and appeals with no material impact on earnings and cash flows; and

•
factors listed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA) and in Item 1A Risk Factors in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended December 31, 2012 (2012 Form 10-K).

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2013	2012
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$633.2	$572.4
Gas	197.3	167.1
Other	17.2	13.7
Non-regulated	11.9	12.5
Total operating revenues	859.6	765.7
Operating expenses:
Utility:
Electric production fuel and energy purchases	179.1	159.9
Purchased electric capacity	57.0	61.5
Electric transmission service	103.7	81.4
Cost of gas sold	128.0	104.8
Other operation and maintenance	150.2	150.0
Non-regulated operation and maintenance	2.2	4.2
Depreciation and amortization	92.6	83.0
Taxes other than income taxes	26.1	25.3
Total operating expenses	738.9	670.1
Operating income	120.7	95.6
Interest expense and other:
Interest expense	42.6	38.9
Equity income from unconsolidated investments, net	(10.7)	(9.4)
Allowance for funds used during construction	(5.6)	(3.8)
Interest income and other	(0.8)	(1.1)
Total interest expense and other	25.5	24.6
Income from continuing operations before income taxes	95.2	71.0
Income taxes	12.1	27.7
Income from continuing operations, net of tax	83.1	43.3
Loss from discontinued operations, net of tax	(3.0)	(4.4)
Net income	80.1	38.9
Preferred dividend requirements of subsidiaries	10.2	4.0
Net income attributable to Alliant Energy common shareowners	$69.9	$34.9
Weighted average number of common shares outstanding (basic) (000s)	110,767	110,716
Weighted average number of common shares outstanding (diluted) (000s)	110,776	110,741
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$0.66	$0.36
Loss from discontinued operations, net of tax	(0.03)	(0.04)
Net income	$0.63	$0.32
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$72.9	$39.3
Loss from discontinued operations, net of tax	(3.0)	(4.4)
Net income attributable to Alliant Energy common shareowners	$69.9	$34.9
Dividends declared per common share	$0.47	$0.45

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$9,106.2	$9,070.7
Gas plant in service	884.8	878.4
Other plant in service	509.7	506.2
Accumulated depreciation	(3,573.4)	(3,513.0)
Net plant	6,927.3	6,942.3
Construction work in progress:
Columbia Energy Center Units 1 and 2 emission controls (WPL)	171.2	130.4
Ottumwa Generating Station Unit 1 emission controls (IPL)	93.7	73.7
George Neal Generating Station Units 3 and 4 emission controls (IPL)	82.4	66.9
Other	166.0	147.8
Other, less accumulated depreciation	21.1	21.2
Total utility	7,461.7	7,382.3
Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	255.8	258.6
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	196.1	197.1
Total non-regulated and other	451.9	455.7
Total property, plant and equipment	7,913.6	7,838.0
Current assets:
Cash and cash equivalents	53.4	21.2
Accounts receivable, less allowance for doubtful accounts:
Customer	98.9	94.9
Unbilled utility revenues	73.8	81.4
Other	220.6	209.4
Production fuel, at weighted average cost	99.8	103.1
Materials and supplies, at weighted average cost	64.9	63.1
Gas stored underground, at weighted average cost	9.0	37.7
Deferred income tax assets	92.5	170.2
Other	157.5	213.3
Total current assets	870.4	994.3
Investments:
Investment in American Transmission Company LLC	259.8	257.0
Other	61.8	62.0
Total investments	321.6	319.0
Other assets:
Regulatory assets	1,519.4	1,528.9
Deferred charges and other	108.9	105.3
Total other assets	1,628.3	1,634.2
Total assets	$10,733.9	$10,785.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2013	December 31, 2012
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,922,015 and 110,987,400 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,504.4	1,511.2
Retained earnings	1,648.4	1,630.7
Accumulated other comprehensive loss	(0.8)	(0.8)
Shares in deferred compensation trust - 212,456 and 216,030 shares at a weighted average cost of $34.07 and $33.61 per share	(7.2)	(7.3)
Total Alliant Energy Corporation common equity	3,145.9	3,134.9
Cumulative preferred stock of Interstate Power and Light Company	200.0	145.1
Noncontrolling interest	1.8	1.8
Total equity	3,347.7	3,281.8
Cumulative preferred stock of Wisconsin Power and Light Company	—	60.0
Long-term debt, net (excluding current portion)	3,121.9	3,136.6
Total capitalization	6,469.6	6,478.4
Current liabilities:
Current maturities of long-term debt	1.5	1.5
Commercial paper	243.4	217.5
Accounts payable	368.6	339.3
Regulatory liabilities	228.5	189.7
Other	196.1	272.0
Total current liabilities	1,038.1	1,020.0
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,901.4	1,934.2
Regulatory liabilities	707.2	726.4
Pension and other benefit obligations	360.3	364.0
Other	257.3	262.5
Total long-term liabilities and deferred credits	3,226.2	3,287.1
Commitments and contingencies (Note 12)
Total capitalization and liabilities	$10,733.9	$10,785.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$80.1	$38.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	92.6	83.6
Other amortizations	9.7	14.0
Deferred taxes and investment tax credits	22.5	31.9
Equity income from unconsolidated investments, net	(10.7)	(9.4)
Distributions from equity method investments	8.9	8.6
Other	(3.6)	(1.8)
Other changes in assets and liabilities:
Accounts receivable	(12.9)	63.9
Sales of accounts receivable	(30.0)	5.0
Gas stored underground	28.7	30.3
Regulatory assets	19.9	(18.9)
Regulatory liabilities	20.4	(26.5)
Derivative liabilities	(23.3)	5.2
Other	(3.7)	(9.8)
Net cash flows from operating activities	198.6	215.0
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(153.2)	(122.1)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(14.1)	(13.5)
Proceeds from Franklin County wind project cash grant	62.4	—
Other	(14.8)	0.5
Net cash flows used for investing activities	(119.7)	(135.1)
Cash flows used for financing activities:
Common stock dividends	(52.2)	(49.9)
Preferred dividends paid by subsidiaries	(3.8)	(4.0)
Payments to redeem cumulative preferred stock of IPL and WPL	(211.0)	—
Proceeds from issuance of cumulative preferred stock of IPL	200.0	—
Net change in commercial paper	10.9	(20.8)
Other	9.4	14.3
Net cash flows used for financing activities	(46.7)	(60.4)
Net increase in cash and cash equivalents	32.2	19.5
Cash and cash equivalents at beginning of period	21.2	11.4
Cash and cash equivalents at end of period	$53.4	$30.9
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$43.5	$38.8
Income taxes, net of refunds	$2.3	($0.1)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$99.5	$42.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2013	2012
	(in millions)
Operating revenues:
Electric utility	$350.2	$293.1
Gas utility	114.3	92.8
Steam and other	13.4	12.8
Total operating revenues	477.9	398.7
Operating expenses:
Electric production fuel and energy purchases	96.7	74.1
Purchased electric capacity	41.4	41.0
Electric transmission service	74.6	55.5
Cost of gas sold	72.1	57.3
Other operation and maintenance	90.5	86.9
Depreciation and amortization	47.6	46.7
Taxes other than income taxes	13.9	13.3
Total operating expenses	436.8	374.8
Operating income	41.1	23.9
Interest expense and other:
Interest expense	19.6	19.7
Allowance for funds used during construction	(3.8)	(1.5)
Interest income and other	(0.1)	(0.2)
Total interest expense and other	15.7	18.0
Income before income taxes	25.4	5.9
Income tax expense (benefit)	(6.1)	7.4
Net income (loss)	31.5	(1.5)
Preferred dividend requirements	8.6	3.2
Earnings available (loss) for common stock	$22.9	($4.7)
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$4,836.0	$4,815.2
Gas plant in service	444.3	441.4
Steam and other plant in service	292.1	289.1
Accumulated depreciation	(1,959.5)	(1,930.7)
Net plant	3,612.9	3,615.0
Construction work in progress:
Ottumwa Generating Station Unit 1 emission controls	93.7	73.7
George Neal Generating Station Units 3 and 4 emission controls	82.4	66.9
Other	94.7	82.8
Other, less accumulated depreciation	19.7	19.8
Total property, plant and equipment	3,903.4	3,858.2
Current assets:
Cash and cash equivalents	4.7	4.5
Accounts receivable, less allowance for doubtful accounts	165.1	95.0
Income tax refunds receivable	23.6	14.9
Production fuel, at weighted average cost	74.4	75.2
Materials and supplies, at weighted average cost	34.6	33.3
Gas stored underground, at weighted average cost	2.2	17.2
Deferred income tax assets	58.7	79.3
Other	54.3	72.2
Total current assets	417.6	391.6
Investments	17.6	17.6
Other assets:
Regulatory assets	1,171.5	1,170.3
Deferred charges and other	20.8	19.3
Total other assets	1,192.3	1,189.6
Total assets	$5,530.9	$5,457.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2013	December 31, 2012
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,062.8	1,037.8
Retained earnings	439.3	448.0
Total Interstate Power and Light Company common equity	1,535.5	1,519.2
Cumulative preferred stock	200.0	145.1
Total equity	1,735.5	1,664.3
Long-term debt, net	1,344.5	1,359.5
Total capitalization	3,080.0	3,023.8
Current liabilities:
Commercial paper	—	26.3
Accounts payable	204.2	163.2
Accounts payable to associated companies	37.4	29.3
Regulatory liabilities	164.9	130.1
Other	114.2	119.9
Total current liabilities	520.7	468.8
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,079.6	1,087.3
Regulatory liabilities	550.3	571.3
Pension and other benefit obligations	122.1	122.9
Other	178.2	182.9
Total other long-term liabilities and deferred credits	1,930.2	1,964.4
Commitments and contingencies (Note 12)
Total capitalization and liabilities	$5,530.9	$5,457.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net income (loss)	$31.5	($1.5)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	47.6	46.7
Deferred tax expense (benefit) and investment tax credits	(10.7)	7.0
Other	(0.7)	1.3
Other changes in assets and liabilities:
Accounts receivable	(34.7)	18.3
Sales of accounts receivable	(30.0)	5.0
Income tax refunds receivable	(8.7)	13.8
Gas stored underground	15.0	18.7
Regulatory liabilities	14.7	(33.6)
Deferred income tax liabilities	21.9	10.6
Other	19.3	(8.2)
Net cash flows from operating activities	65.2	78.1
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(77.5)	(56.6)
Other	(5.7)	(4.8)
Net cash flows used for investing activities	(83.2)	(61.4)
Cash flows from financing activities:
Common stock dividends	(31.6)	(29.7)
Preferred stock dividends	(3.2)	(3.2)
Capital contributions from parent	30.0	—
Payments to redeem cumulative preferred stock	(150.0)	—
Proceeds from issuance of cumulative preferred stock	200.0	—
Net change in commercial paper	(41.3)	17.9
Changes in cash overdrafts	20.1	19.3
Other	(5.8)	—
Net cash flows from financing activities	18.2	4.3
Net increase in cash and cash equivalents	0.2	21.0
Cash and cash equivalents at beginning of period	4.5	2.1
Cash and cash equivalents at end of period	$4.7	$23.1
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$21.1	$19.4
Income taxes, net of refunds	$4.8	($14.4)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$60.7	$23.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2013	2012
	(in millions)
Operating revenues:
Electric utility	$283.0	$279.3
Gas utility	83.0	74.3
Other	3.8	0.9
Total operating revenues	369.8	354.5
Operating expenses:
Electric production fuel and energy purchases	82.4	85.8
Purchased electric capacity	15.6	20.5
Electric transmission service	29.1	25.9
Cost of gas sold	55.9	47.5
Other operation and maintenance	59.7	63.1
Depreciation and amortization	43.1	35.8
Taxes other than income taxes	11.3	11.3
Total operating expenses	297.1	289.9
Operating income	72.7	64.6
Interest expense and other:
Interest expense	21.3	20.0
Equity income from unconsolidated investments	(10.8)	(10.1)
Allowance for funds used during construction	(1.8)	(2.3)
Interest income and other	(0.1)	(0.1)
Total interest expense and other	8.6	7.5
Income before income taxes	64.1	57.1
Income taxes	20.5	25.2
Net income	43.6	31.9
Preferred dividend requirements	1.6	0.8
Earnings available for common stock	$42.0	$31.1
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$4,270.2	$4,255.5
Gas plant in service	440.5	437.0
Other plant in service	217.6	217.1
Accumulated depreciation	(1,613.9)	(1,582.3)
Net plant	3,314.4	3,327.3
Leased Sheboygan Falls Energy Facility, less accumulated amortization	75.5	77.0
Construction work in progress:
Columbia Energy Center Units 1 and 2 emission controls	171.2	130.4
Other	71.3	65.0
Other, less accumulated depreciation	1.4	1.4
Total property, plant and equipment	3,633.8	3,601.1
Current assets:
Cash and cash equivalents	8.4	0.7
Accounts receivable, less allowance for doubtful accounts:
Customer	89.6	83.3
Unbilled utility revenues	73.8	81.4
Other	52.1	48.5
Production fuel, at weighted average cost	25.4	27.9
Materials and supplies, at weighted average cost	29.0	28.5
Gas stored underground, at weighted average cost	6.8	20.5
Regulatory assets	26.7	35.9
Deferred income tax assets	22.6	85.6
Other	63.7	56.4
Total current assets	398.1	468.7
Investments:
Investment in American Transmission Company LLC	259.8	257.0
Other	19.2	19.6
Total investments	279.0	276.6
Other assets:
Regulatory assets	347.9	358.6
Deferred charges and other	58.7	57.6
Total other assets	406.6	416.2
Total assets	$4,717.5	$4,762.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2013	December 31, 2012
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	959.1	959.2
Retained earnings	570.5	557.6
Total Wisconsin Power and Light Company common equity	1,595.8	1,583.0
Cumulative preferred stock	—	60.0
Long-term debt, net	1,331.7	1,331.5
Total capitalization	2,927.5	2,974.5
Current liabilities:
Commercial paper	160.0	86.6
Accounts payable	115.8	126.4
Accounts payable to associated companies	16.3	13.2
Accrued taxes	4.0	28.3
Other	126.7	131.0
Total current liabilities	422.8	385.5
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	811.2	844.1
Regulatory liabilities	156.9	155.1
Capital lease obligations - Sheboygan Falls Energy Facility	98.0	99.1
Pension and other benefit obligations	159.5	159.7
Other	141.6	144.6
Total long-term liabilities and deferred credits	1,367.2	1,402.6
Commitments and contingencies (Note 12)
Total capitalization and liabilities	$4,717.5	$4,762.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$43.6	$31.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	43.1	35.8
Other amortizations	7.1	11.0
Deferred taxes and investment tax credits	26.7	23.7
Equity income from unconsolidated investments	(10.8)	(10.1)
Distributions from equity method investments	8.9	8.6
Other	(1.3)	(0.4)
Other changes in assets and liabilities:
Income tax refunds receivable	(15.1)	(6.4)
Gas stored underground	13.7	11.6
Regulatory assets	13.3	(9.9)
Accrued taxes	(24.3)	(3.2)
Derivative liabilities	(13.3)	0.7
Other	13.8	1.0
Net cash flows from operating activities	105.4	94.3
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(75.7)	(65.5)
Other	(0.4)	1.9
Net cash flows used for investing activities	(76.1)	(63.6)
Cash flows used for financing activities:
Common stock dividends	(29.1)	(28.1)
Preferred stock dividends	(0.6)	(0.8)
Payments to redeem cumulative preferred stock	(61.0)	—
Net change in commercial paper	73.4	(2.4)
Other	(4.3)	—
Net cash flows used for financing activities	(21.6)	(31.3)
Net increase (decrease) in cash and cash equivalents	7.7	(0.6)
Cash and cash equivalents at beginning of period	0.7	2.7
Cash and cash equivalents at end of period	$8.4	$2.1
Supplemental cash flows information:
Cash paid during the period for:
Interest	$23.4	$23.5
Income taxes, net of refunds	$25.9	$12.2
Significant non-cash investing and financing activities:
Accrued capital expenditures	$35.0	$16.3

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2013 and 2012, the condensed consolidated financial position at March 31, 2013 and December 31, 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 have been made. Results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s respective financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Condensed Consolidated Financial Statements and Combined Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

(b) Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Tax-related	$781.9	$770.7	$757.2	$746.2	$24.7	$24.5
Pension and other postretirement benefits costs	541.4	549.2	275.6	279.3	265.8	269.9
Asset retirement obligations (AROs)	62.9	62.4	38.5	38.6	24.4	23.8
Environmental-related costs	32.2	34.9	27.7	30.3	4.5	4.6
Emission allowances	30.0	30.0	30.0	30.0	—	—
Derivatives	17.0	40.2	6.3	16.3	10.7	23.9
Other	117.2	125.0	72.6	77.2	44.6	47.8
	$1,582.6	$1,612.4	$1,207.9	$1,217.9	$374.7	$394.5

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Cost of removal obligations	$411.3	$408.7	$270.6	$268.0	$140.7	$140.7
IPL’s tax benefit riders	335.1	355.8	335.1	355.8	—	—
Energy conservation cost recovery	61.3	55.1	16.4	10.0	44.9	45.1
IPL’s electric transmission assets sale	29.7	32.5	29.7	32.5	—	—
Commodity cost recovery	39.2	17.7	25.4	5.2	13.8	12.5
Other	59.1	46.3	38.0	29.9	21.1	16.4
	$935.7	$916.1	$715.2	$701.4	$220.5	$214.7

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the three months ended March 31, 2013, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to qualifying repair expenditures at IPL.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recovered from customers in the future after any losses are realized and gains from derivative instruments are refunded to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the Condensed Consolidated Balance Sheets for the three months ended March 31, 2013. Refer to Note 11 for additional details of derivative assets and derivative liabilities.

IPL’s tax benefit riders - Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities in the above table decreased $20.7 million during the three months ended March 31, 2013 due to the following items:

Electric tax benefit rider - In January 2011, the Iowa Utilities Board (IUB) approved an electric tax benefit rider proposed by IPL, which utilizes regulatory liabilities to credit bills of Iowa retail electric customers beginning in February 2011 to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs and allocation of insurance proceeds from floods in 2008. IPL utilized $18.3 million of regulatory liabilities to credit Iowa retail electric customers’ bills during the three months ended March 31, 2013.

Gas tax benefit rider - In November 2012, the IUB approved a gas tax benefit rider proposed by IPL, which utilizes regulatory liabilities to credit bills of Iowa retail gas customers beginning in January 2013 to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs and allocation of insurance proceeds from floods in 2008. IPL utilized $2.4 million of regulatory liabilities to credit Iowa retail gas customers’ bills during the three months ended March 31, 2013.

Refer to Note 4 for additional details regarding IPL’s tax benefit riders.

(c) Comprehensive Income - For the three months ended March 31, 2013 and 2012, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three months ended March 31, 2013 and 2012, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

(2) UTILITY RATE CASES
WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In July 2012, WPL received an order from the Public Service Commission of Wisconsin (PSCW) authorizing WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The order also authorized WPL to maintain customer base rates for its retail electric customers at their current levels through the end of 2014. The order included provisions that require WPL to defer a portion of its earnings if its annual return on common equity exceeds certain levels during the test period and allows WPL to request a change in retail base rates during the test period if its annual return on common equity falls below a certain level. As of March 31, 2013, WPL did not record any deferred amounts for these provisions.

IPL’s Iowa Retail Gas Rate Case (2011 Test Year) - In May 2012, IPL filed a request with the IUB to increase annual rates for its Iowa retail gas customers. IPL’s request included a proposal to reduce customer bills utilizing a gas tax benefit rider over a three-year period by approximately $36 million in aggregate. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012. In November 2012, the IUB approved a settlement agreement between IPL, the Iowa Office of Consumer Advocate (OCA) and the Iowa Consumers Coalition related to IPL’s request, resulting in an increase in annual rates for IPL’s Iowa retail gas customers of $11 million, or approximately 4%, effective January 10, 2013. The parties and the IUB also agreed to IPL’s proposed gas tax benefit rider. Refer to Note 4 for additional details on IPL’s gas tax benefit rider.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In February 2013, the IUB issued an order allowing IPL to recognize a revenue requirement adjustment of $24 million for the year ended December 31, 2013 related to certain tax benefits from tax accounting method changes. The revenue requirement adjustment is recognized through the energy adjustment clause as a reduction of the credits on IPL’s Iowa retail electric customers’ bills from the electric tax benefit rider. For the three months ended March 31, 2013, Alliant Energy and IPL recognized $5.5 million of the revenue requirement adjustment resulting in an increase to electric revenues on their Condensed Consolidated Statements of Income.

WPL’s Retail Fuel-related Rate Case (2013 Test Year) - In December 2012, WPL received an order from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 3%, effective January 1, 2013 to reflect anticipated decreases in retail electric production fuel and energy purchases costs (fuel-related costs) in 2013 compared to the fuel-related cost estimates used to determine rates for 2012. WPL’s 2013 fuel-related costs will be subject to deferral if they fall outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs.

(3) RECEIVABLES
(a) Sales of Accounts Receivable - IPL maintains a Receivables Purchase and Sale Agreement (Agreement) whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. In exchange for the receivables sold, IPL receives cash proceeds from the third-party financial institution (based on seasonal limits up to $180 million), and deferred proceeds recorded in “Accounts receivable” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

As of March 31, 2013 and December 31, 2012, IPL sold $224.1 million and $198.4 million aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2013	2012
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$170.0	$160.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	139.2	143.0
Costs incurred	0.3	0.4

The attributes of IPL’s receivables sold under the Agreement were as follows (in millions):

	March 31, 2013	December 31, 2012
Customer accounts receivable	$155.9	$118.2
Unbilled utility revenues	68.1	77.4
Other receivables	0.1	2.8
Receivables sold	224.1	198.4
Less: cash proceeds (a)	100.0	130.0
Deferred proceeds	124.1	68.4
Less: allowance for doubtful accounts	2.0	1.6
Fair value of deferred proceeds	$122.1	$66.8
Outstanding receivables past due	$21.0	$16.1

(a)	Changes in cash proceeds are recorded in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Cash Flows.

Additional attributes of IPL’s receivables sold under the Agreement for the three months ended March 31 were as follows (in millions):

	2013	2012
Collections reinvested in receivables	$491.3	$442.3
Credit losses, net of recoveries	1.9	2.1

(b) Franklin County Wind Project Cash Grant - In accordance with the American Recovery and Reinvestment Act of 2009, Alliant Energy filed an application with the U.S. Department of the Treasury in February 2013 requesting a cash grant for a portion of the qualifying project expenditures of the Franklin County wind project that was placed into service in December 2012. In March 2013, Alliant Energy received the proceeds from the cash grant, resulting in a $62.4 million decrease in “Accounts receivable - other” on its Condensed Consolidated Balance Sheets in the first quarter of 2013. The grant proceeds were used by Alliant Energy to reduce short-term borrowings incurred during the construction of the wind project.

(4) INCOME TAXES
Income Tax Rates - The provision for income taxes for earnings from continuing operations is based on an estimated annual effective income tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective income tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to effects of enacted tax legislation, utility rate-making, including IPL’s tax benefit riders, tax credits, state income taxes and certain non-deductible expenses. Changes in state apportionment rates caused by the planned sale of Alliant Energy’s RMT business also impacted the effective income tax rates in 2012 for Alliant Energy, IPL and WPL. The effective income tax rates shown in the following table for the three months ended March 31 were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	2013	2012
Alliant Energy	12.7%	39.0%
IPL	(24.0%)	125.4%
WPL	32.0%	44.1%

State apportionment change due to planned sale of RMT - Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the condensed consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax groups, including both its regulated and its non-regulated operations. In the first quarter of 2012, Alliant Energy, IPL and WPL recorded $15 million, $8 million and $7 million, respectively, of deferred income tax expense due to changes in state apportionment projections caused by the planned sale of Alliant Energy’s RMT business. These income tax expense amounts recognized during the three months ended March 31, 2012 increased Alliant Energy’s, IPL’s and WPL’s effective income tax rates for continuing operations for such period by 21.4%, 137.3% and 12.3%, respectively.

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates for the three months ended March 31, 2013 and 2012 include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the tax benefit riders. The tax impacts of the tax benefit riders decreased Alliant Energy’s and IPL’s effective income tax rates for continuing operations by 12.8% and 37.3%, respectively, for the three months ended March 31, 2013 and by 12.2% and 37.5%, respectively, for the three months ended March 31, 2012. Refer to Note 1(b) for additional details of IPL’s tax benefit riders.

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

	2013	2012
Cedar Ridge (WPL)	$1.2	$1.3
Bent Tree - Phase I (WPL)	3.5	1.5
Subtotal (WPL)	4.7	2.8
Whispering Willow - East (IPL)	3.9	3.6
	$8.6	$6.4

Effect of rate-making on property-related differences - Alliant Energy’s and IPL’s effective income tax rates are impacted by certain property-related differences at IPL for which deferred tax is not recognized in the income statement pursuant to Iowa rate-making principles. The tax impacts of the effect of rate-making on property-related differences decreased Alliant Energy’s and IPL’s effective income tax rates for continuing operations by 5.0% and 14.0%, respectively, for the three months ended March 31, 2013 and by 1.7% and 2.1%, respectively, for the three months ended March 31, 2012. The primary factor contributing to the increase in the current tax benefits recorded for the effect of rate-making on property-related differences during the three months ended March 31, 2013 was repair expenditures at IPL.

Deferred Tax Assets and Liabilities - For the three months ended March 31, 2013, Alliant Energy’s, IPL’s and WPL’s current deferred tax assets decreased $77.7 million, $20.6 million and $63.0 million, respectively, and Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities decreased $32.8 million, $7.7 million and $32.9 million, respectively. These decreases were primarily due to a transfer of deferred tax assets from current to non-current during the three months ended March 31, 2013 caused by a decrease in the amount of federal net operating loss carryforwards expected to be utilized during the next 12 months. The decrease in the amount of net operating loss carryforwards expected to be utilized during the next 12 months was impacted by the extension of bonus depreciation deductions in the first quarter of 2013. In January 2013, the American Taxpayer Relief Act of 2012 (ATR Act) was enacted. The most significant provision of the ATR Act for Alliant Energy, IPL and WPL relates to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through December 31, 2013.

Carryforwards - At March 31, 2013, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (in millions):

Alliant Energy	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$863	$296	2029
State net operating losses	808	43	2019
Federal tax credits	146	144	2022
		$483

IPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$400	$137	2029
State net operating losses	238	14	2018
Federal tax credits	43	42	2022
		$193

WPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$349	$120	2029
State net operating losses	148	7	2018
Federal tax credits	46	45	2022
		$172

Uncertain Tax Positions - In 2013, statutes of limitations will expire for Alliant Energy’s, IPL’s and WPL’s tax returns in multiple state jurisdictions. The expiration of the statutes of limitations will not have any impact on Alliant Energy’s, IPL’s and WPL’s uncertain tax positions in 2013. As of March 31, 2013, it is reasonably possible that Alliant Energy, IPL and WPL could have material changes to their unrecognized tax benefits during the next 12 months as a result of the issuance of revenue procedures clarifying the treatment of repair expenditures for electric generation and gas distribution property in 2013. An estimate of the expected changes during the next 12 months cannot be determined at this time.

(5) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for Alliant Energy’s, IPL’s and WPL’s sponsored defined benefit pension and other postretirement benefits plans for the three months ended March 31 are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the defined benefit pension plans costs represent those respective costs for IPL’s and WPL’s bargaining unit employees covered under the qualified plans that are sponsored by IPL and WPL, respectively, as well as amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. Also in the “IPL” and “WPL” tables below, the other postretirement benefits plans costs (credits) represent costs (credits) for all IPL and WPL employees, respectively.

Alliant Energy	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2013	2012	2013	2012
Service cost	$3.9	$3.3	$1.6	$1.7
Interest cost	12.3	13.0	2.1	2.6
Expected return on plan assets	(18.5)	(17.2)	(2.0)	(1.9)
Amortization of prior service cost (credit)	0.1	0.1	(3.0)	(3.0)
Amortization of actuarial loss	9.0	8.3	1.2	1.6
	$6.8	$7.5	($0.1)	$1.0

IPL	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2013	2012	2013	2012
Service cost	$2.2	$1.9	$0.7	$0.8
Interest cost	5.7	6.1	0.9	1.1
Expected return on plan assets	(8.8)	(8.2)	(1.4)	(1.3)
Amortization of prior service credit	—	—	(1.6)	(1.6)
Amortization of actuarial loss	3.8	3.5	0.7	0.9
	$2.9	$3.3	($0.7)	($0.1)

WPL	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
	2013	2012	2013	2012
Service cost	$1.4	$1.3	$0.6	$0.7
Interest cost	5.2	5.4	0.8	1.0
Expected return on plan assets	(8.0)	(7.4)	(0.3)	(0.3)
Amortization of prior service cost (credit)	0.1	—	(1.0)	(1.0)
Amortization of actuarial loss	4.3	4.0	0.5	0.6
	$3.0	$3.3	$0.6	$1.0

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

	Pension Benefits Costs		Other Postretirement Benefits Credits
	2013	2012	2013	2012
IPL	$0.5	$0.5	($0.1)	$—
WPL	0.3	0.3	—	—

Estimated Future and Actual Employer Contributions - Estimated and actual funding for the qualified and non-qualified defined benefit pension and other postretirement benefits plans for 2013 are as follows (in millions):

	Estimated for Calendar Year 2013			Actual Through March 31, 2013
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$2.4	$0.8	$0.2	$0.9	$0.3	$0.1
Other postretirement benefits plans	3.0	—	3.0	—	—	—

(a)
Alliant Energy sponsors several non-qualified defined benefit pension plans that cover certain current and former key employees of IPL and WPL. Alliant Energy allocates pension costs to IPL and WPL for these plans. In addition, IPL and WPL amounts reflect funding for their non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans.

Cash Balance Plan - Refer to Note 12(c) for discussion of a class-action lawsuit filed against the Cash Balance Plan in 2008.

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). For the three months ended March 31, costs related to the 401(k) savings plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy		IPL (a)		WPL (a)
	2013	2012	2013	2012	2013	2012
401(k) costs	$5.4	$5.2	$2.8	$2.7	$2.3	$2.3

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity-based Compensation Plans - A summary of compensation expense and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Compensation expense	$2.7	$1.6	$1.4	$0.8	$1.1	$0.7
Income tax benefits	1.1	0.6	0.6	0.3	0.5	0.3

As of March 31, 2013, total unrecognized compensation cost related to share-based compensation awards was $12.3 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the Condensed Consolidated Statements of Income.

Performance Shares and Units - Alliant Energy assumes it will make future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares - A summary of the performance shares activity for the three months ended March 31 was as follows:

	2013	2012
	Shares (a)	Shares (a)
Nonvested shares, January 1	145,277	236,979
Granted	49,093	45,612
Vested (b)	(54,430)	(111,980)
Nonvested shares, March 31	139,940	170,611

(a)
Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

(b)
In the first quarter of 2013, 54,430 performance shares granted in 2010 vested at 197.5% of the target, resulting in payouts valued at $4.8 million, which consisted of a combination of cash and common stock (4,177 shares). In the first quarter of 2012, 111,980 performance shares granted in 2009 vested at 162.5% of the target, resulting in payouts valued at $8.0 million, which consisted of a combination of cash and common stock (6,399 shares).

Performance Units - A summary of the performance unit activity for the three months ended March 31 was as follows:

	2013	2012
	Units (a)	Units (a)
Nonvested units, January 1	64,969	42,996
Granted	22,201	24,686
Vested (b)	(19,760)	—
Forfeited	(1,013)	(878)
Nonvested units, March 31	66,397	66,804

(a)
Unit amounts represent the target number of performance units. Each performance unit’s value is based on the closing price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

(b)	In the first quarter of 2013, 19,760 performance units granted in 2010 vested at 197.5% of the target, resulting in cash payouts valued at $1.3 million.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at March 31, 2013 by year of grant were as follows:

	Performance Shares			Performance Units
	2013 Grant	2012 Grant	2011 Grant	2013 Grant	2012 Grant	2011 Grant
Nonvested awards	49,093	45,612	45,235	22,201	23,392	20,804
Alliant Energy common stock closing price on March 31, 2013	$50.18	$50.18	$50.18
Alliant Energy common stock closing price on grant date				$47.58	$43.05	$38.75
Estimated payout percentage based on performance criteria	97%	92%	112%	97%	92%	112%
Fair values of each nonvested award	$48.67	$46.17	$56.20	$46.15	$39.61	$43.40

At March 31, 2013, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer groups. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Performance-contingent Restricted Stock - A summary of the performance-contingent restricted stock activity for the three months ended March 31 was as follows:

	2013		2012
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	211,651	$32.42	301,738	$32.60
Granted	49,093	47.58	45,612	43.05
Vested (a)	—	—	(65,172)	32.56
Forfeited (b)	(101,822)	23.67	(70,527)	39.93
Nonvested shares, March 31	158,922	42.71	211,651	32.42

(a)	In 2012, 65,172 performance-contingent restricted shares granted in 2010 vested because the specified performance criteria for such shares were met.

(b)
In 2013 and 2012, 101,822 and 65,516 performance-contingent restricted shares granted in 2009 and 2008, respectively, were forfeited because the specified performance criteria for such shares were not met. The remaining forfeitures during 2012 were primarily caused by retirements and terminations of participants.

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity for the three months ended March 31 was as follows:

	2013	2012
	Awards	Awards
Nonvested awards, January 1	59,639	46,676
Granted	39,530	36,936
Vested (a)	—	(21,605)
Forfeited	—	(1,533)
Nonvested awards, March 31	99,169	60,474

(a)	In the first quarter of 2012, 21,605 performance contingent cash awards granted in 2010 vested, resulting in cash payouts valued at $0.9 million.

(6) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity during the three months ended March 31, 2013 was as follows:

Shares outstanding, January 1	110,987,400
Equity-based compensation plans (Note 5(b))	(45,028)
Other (a)	(20,357)
Shares outstanding, March 31	110,922,015

(a)
Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the equity-based compensation plans.

Dividend Restrictions - As of March 31, 2013, IPL’s amount of retained earnings that were free of dividend restrictions was $398 million. As of March 31, 2013, WPL’s amount of retained earnings that were free of dividend restrictions was $90 million for the remainder of 2013.

Restricted Net Assets of Subsidiaries - As of March 31, 2013, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.1 billion and $1.5 billion, respectively.

Capital Transactions with Subsidiaries - For the three months ended March 31, 2013, IPL received capital contributions of $30.0 million from its parent company. For the three months ended March 31, 2013, IPL and WPL paid common stock dividends of $31.6 million and $29.1 million, respectively, to their parent company.

(7) REDEEMABLE PREFERRED STOCK
IPL - In March 2013, IPL issued 8,000,000 shares of 5.1% cumulative preferred stock and received proceeds of $200 million. The proceeds were used by IPL to redeem its 8.375% cumulative preferred stock, reduce commercial paper classified as long-term debt by $40 million and for other general corporate purposes. Alliant Energy and IPL incurred $5 million of issuance costs related to this transaction, which were recorded as a reduction of “Additional paid-in capital” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets in the first quarter of 2013. On or after March 15, 2018, IPL may, at its option, redeem the 5.1% cumulative preferred stock for cash at a redemption price of $25 per share plus accrued and unpaid dividends up to the redemption date.

The articles of incorporation of IPL contain a provision that grants the holders of its 5.1% cumulative preferred stock voting rights to elect two members of IPL’s Board of Directors if preferred dividends equal to six or more quarterly dividend requirements (whether or not consecutive) are in arrears. Such voting rights would not provide the holders of IPL’s preferred stock control of the decision on redemption of IPL’s preferred stock and could not force IPL to exercise its call option. Therefore, IPL’s 5.1% cumulative preferred stock is presented in total equity on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets in a manner consistent with noncontrolling interests.

In March 2013, IPL redeemed all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock for $150 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and IPL recorded a $5 million charge in the first quarter of 2013 related to this transaction in “Preferred dividend requirements” in their Condensed Consolidated Statements of Income.

WPL - In March 2013, WPL redeemed all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock for $61 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and WPL recorded a $1 million charge in the first quarter of 2013 related to this transaction in “Preferred dividend requirements” in their Condensed Consolidated Statements of Income.

Refer to Note 10 for information on the fair value of cumulative preferred stock.

(8) DEBT
(a) Short-term Debt - Information regarding commercial paper classified as short-term debt and back-stopped by Alliant Energy’s, IPL’s and WPL’s credit facilities was as follows (dollars in millions):

	Alliant Energy	Parent
March 31, 2013	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$243.4	$83.4	$—	$160.0
Weighted average remaining maturity	3 days	2 days	N/A	3 days
Weighted average interest rates	0.2%	0.3%	N/A	0.2%
Available credit facility capacity (a)	$721.6	$216.6	$265.0	$240.0

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2013	2012	2013	2012	2013	2012
Maximum amount outstanding (based on daily outstanding balances)	$243.4	$102.8	$26.3	$35.4	$160.0	$32.7
Average amount outstanding (based on daily outstanding balances)	$170.8	$66.4	$4.8	$12.8	$72.9	$13.1
Weighted average interest rates	0.3%	0.3%	0.4%	0.4%	0.2%	0.2%

(a)
Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at March 31, 2013. Refer to Note 8(b) for further discussion of $35 million of commercial paper outstanding at March 31, 2013 classified as long-term debt on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

(b) Long-term Debt - As of March 31, 2013, $35 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of March 31, 2013, this commercial paper balance had a remaining maturity of 3 days and a 0.3% interest rate.

(9) INVESTMENTS
Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	Alliant Energy		WPL
	2013	2012	2013	2012
American Transmission Company LLC (ATC)	($10.3)	($9.9)	($10.3)	($9.9)
Other	(0.4)	0.5	(0.5)	(0.2)
	($10.7)	($9.4)	($10.8)	($10.1)

Summary financial information from the unaudited financial statements of ATC for the three months ended March 31 was as follows (in millions):

	2013	2012
Operating revenues	$151.7	$147.7
Operating income	82.0	78.1
Net income	60.5	58.1

(10) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 31, 2013
Assets:
Derivative assets (Note 11)	$23.6	$23.6	$12.5	$12.5	$11.1	$11.1
Deferred proceeds (sales of receivables) (Note 3(a))	122.1	122.1	122.1	122.1	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	3,123.4	3,806.5	1,344.5	1,643.8	1,331.7	1,691.6
Cumulative preferred stock (Note 7)	200.0	201.8	200.0	201.8	—	—
Derivative liabilities (Note 11)	17.1	17.1	6.1	6.1	11.0	11.0

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
December 31, 2012
Assets:
Derivative assets (Note 11)	$26.2	$26.2	$17.5	$17.5	$8.7	$8.7
Deferred proceeds (sales of receivables) (Note 3(a))	66.8	66.8	66.8	66.8	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	3,138.1	3,860.5	1,359.5	1,679.9	1,331.5	1,713.3
Cumulative preferred stock (Note 7)	205.1	212.6	145.1	151.8	60.0	60.8
Derivative liabilities (Note 11)	40.4	40.4	16.1	16.1	24.3	24.3

Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. As of March 31, 2013, Level 1 items included IPL’s 5.1% cumulative preferred stock. As of December 31, 2012, Level 1 items included IPL’s 8.375% cumulative preferred stock and WPL’s 4.50% cumulative preferred stock.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. As of March 31, 2013 and December 31, 2012, Level 2 items included certain of IPL’s and WPL’s non-exchange traded commodity contracts and substantially all of the long-term debt instruments. Level 2 items as of December 31, 2012 also included the remainder of WPL’s cumulative preferred stock.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. As of March 31, 2013 and December 31, 2012, Level 3 items included IPL’s deferred proceeds, and IPL’s and WPL’s financial transmission rights (FTRs) and certain non-exchange traded commodity contracts.

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

Valuation Techniques -
Derivative assets and derivative liabilities - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs, and maintain risk policies that govern the use of such derivative instruments. As of March 31, 2013 and December 31, 2012, Alliant Energy’s, IPL’s and WPL’s derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric swap and physical purchase contracts (IPL and WPL)
Fuel used to supply natural gas-fired electric generating facilities	Natural gas swap and physical purchase contracts (IPL and WPL)
Natural gas options (WPL)
Natural gas supplied to retail customers	Natural gas options and physical purchase contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired generating facilities	Coal physical purchase contract with volumetric optionality (WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical purchase and sale contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)

IPL’s and WPL’s swap, option and physical forward commodity contracts were non-exchange-based derivative instruments and were valued using indicative price quotations available through a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations, from market publications or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were valued using monthly or annual auction shadow prices from relevant auctions and were categorized as Level 3. Refer to Note 11 for additional details of derivative assets and derivative liabilities.

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

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of receivables program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold due to the short-term nature of the collection period. These inputs were considered unobservable and deferred proceeds were categorized as Level 3. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold. Refer to Note 3(a) for additional information regarding deferred proceeds.

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

Cumulative preferred stock - As of March 31, 2013, the fair value of IPL’s 5.1% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange. As of December 31, 2012, the fair value of IPL’s 8.375% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange, the fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market price quoted by the NYSE Amex LLC, and the fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities. Refer to Note 7 for additional information regarding cumulative preferred stock.

Items subject to fair value measurement disclosure requirements were as follows (in millions):

Alliant Energy	March 31, 2013				December 31, 2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$23.6	$—	$14.4	$9.2	$26.2	$—	$4.8	$21.4
Deferred proceeds	122.1	—	—	122.1	66.8	—	—	66.8
Capitalization and liabilities:
Long-term debt (including current maturities)	3,806.5	—	3,806.0	0.5	3,860.5	—	3,860.0	0.5
Cumulative preferred stock	201.8	201.8	—	—	212.6	162.3	50.3	—
Derivatives - commodity contracts	17.1	—	12.8	4.3	40.4	—	30.9	9.5

IPL	March 31, 2013				December 31, 2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$12.5	$—	$6.5	$6.0	$17.5	$—	$3.1	$14.4
Deferred proceeds	122.1	—	—	122.1	66.8	—	—	66.8
Capitalization and liabilities:
Long-term debt	1,643.8	—	1,643.8	—	1,679.9	—	1,679.9	—
Cumulative preferred stock	201.8	201.8	—	—	151.8	151.8	—	—
Derivatives - commodity contracts	6.1	—	4.4	1.7	16.1	—	14.2	1.9

WPL	March 31, 2013				December 31, 2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$11.1	$—	$7.9	$3.2	$8.7	$—	$1.7	$7.0
Capitalization and liabilities:
Long-term debt	1,691.6	—	1,691.6	—	1,713.3	—	1,713.3	—
Cumulative preferred stock	—	—	—	—	60.8	10.5	50.3	—
Derivatives - commodity contracts	11.0	—	8.4	2.6	24.3	—	16.7	7.6

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

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2013	2012	2013	2012
Beginning balance, January 1	$11.9	($0.9)	$66.8	$53.7
Total net losses (realized/unrealized) included in changes in net assets (a)	(2.4)	(12.5)	—	—
Transfers into Level 3 (b)	—	(3.8)	—	—
Transfers out of Level 3 (c)	3.6	5.3	—	—
Settlements (d)	(8.2)	(3.2)	55.3	(20.8)
Ending balance, March 31	$4.9	($15.1)	$122.1	$32.9
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31 (a)	($2.4)	($12.5)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2013	2012	2013	2012
Beginning balance, January 1	$12.5	$4.3	$66.8	$53.7
Total net losses (realized/unrealized) included in changes in net assets (a)	(2.9)	(10.8)	—	—
Transfers into Level 3 (b)	—	(2.7)	—	—
Transfers out of Level 3 (c)	1.1	0.1	—	—
Settlements (d)	(6.4)	(2.3)	55.3	(20.8)
Ending balance, March 31	$4.3	($11.4)	$122.1	$32.9
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at March 31 (a)	($2.9)	($10.8)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2013	2012
Beginning balance, January 1	($0.6)	($5.2)
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	0.5	(1.7)
Transfers into Level 3 (b)	—	(1.1)
Transfers out of Level 3 (c)	2.5	5.2
Settlements	(1.8)	(0.9)
Ending balance, March 31	$0.6	($3.7)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31 (a)	$0.5	($1.7)

(a)	Gains and losses related to derivative assets and derivative liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on the Condensed Consolidated Balance Sheets.

(b)	Markets for similar assets and liabilities became inactive and observable market inputs became unavailable for transfers into Level 3. The transfers were valued as of the beginning of the period.

(c)	Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3. The transfers were valued as of the beginning of the period.

(d)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

Commodity Contracts - As of March 31, 2013, the fair value of Alliant Energy’s, IPL’s and WPL’s electric, natural gas and coal commodity contracts categorized as Level 3, excluding FTRs, were recognized as net derivative liabilities of $1.4 million, $0.3 million and $1.1 million, respectively. As of March 31, 2013, Alliant Energy’s, IPL’s and WPL’s FTRs classified as Level 3 were recognized as net derivative assets of $6.3 million, $4.6 million and $1.7 million, respectively.

(11) DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 10 for detailed discussion of Alliant Energy’s, IPL’s and WPL’s derivative instruments as of March 31, 2013 and December 31, 2012.

Notional Amounts - As of March 31, 2013, notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2013	2014	2015	2016	Total
Alliant Energy
Electricity (megawatt-hours (MWhs))	3,431	3,164	876	—	7,471
FTRs (MWs)	11	—	—	—	11
Natural gas (dekatherms (Dths))	66,884	10,130	1,880	455	79,349
Coal (tons)	672	981	562	—	2,215
IPL
Electricity (MWhs)	1,987	1,024	—	—	3,011
FTRs (MWs)	6	—	—	—	6
Natural gas (Dths)	52,116	5,765	1,430	455	59,766
WPL
Electricity (MWhs)	1,444	2,140	876	—	4,460
FTRs (MWs)	5	—	—	—	5
Natural gas (Dths)	14,768	4,365	450	—	19,583
Coal (tons)	672	981	562	—	2,215

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each delivery year.

Financial Statement Presentation - Alliant Energy, IPL and WPL record derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. The fair values of current derivative assets were included in “Other current assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Other current liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
Commodity contracts	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Current derivative assets	$17.5	$23.5	$10.9	$17.0	$6.6	$6.5
Non-current derivative assets	6.1	2.7	1.6	0.5	4.5	2.2
Current derivative liabilities	13.5	31.1	5.7	14.1	7.8	17.0
Non-current derivative liabilities	3.6	9.3	0.4	2.0	3.2	7.3

Changes in unrealized gains (losses) from commodity derivative instruments not designated as hedging instruments were recorded with offsets to regulatory assets or regulatory liabilities on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Three Months Ended March 31
Regulatory assets	$9.5	($39.7)	$2.7	($22.2)	$6.8	($17.5)
Regulatory liabilities	16.4	1.4	8.8	—	7.6	1.4

Net unrealized gains and losses from commodity contracts during the three months ended March 31, 2013 and 2012 were primarily due to impacts of increases and decreases in forward electricity and natural gas prices during such periods, respectively.

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on March 31, 2013 was $17.1 million, $6.1 million and $11.0 million for Alliant Energy, IPL and WPL, respectively. At March 31, 2013, Alliant Energy, IPL and WPL all had investment-grade credit ratings. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on March 31, 2013, Alliant Energy, IPL and WPL would be required to post $17.1 million, $6.1 million and $11.0 million, respectively, of credit support to their counterparties.

Balance Sheet Offsetting - Alliant Energy, IPL and WPL do not net derivative instruments subject to a master netting arrangement by counterparty on the Condensed Consolidated Balance Sheets. Alliant Energy, IPL and WPL also do not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. However, if Alliant Energy, IPL and WPL did net derivative instruments and related cash collateral by counterparty, derivative assets and derivative liabilities related to commodity contracts would have been presented on their Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
March 31, 2013
Derivative assets	$23.6	$16.3	$12.5	$9.0	$11.1	$7.3
Derivative liabilities	17.1	9.8	6.1	2.6	11.0	7.2
December 31, 2012
Derivative assets	26.2	19.3	17.5	14.5	8.7	4.8
Derivative liabilities	40.4	33.0	16.1	12.6	24.3	20.4

As of March 31, 2013 and December 31, 2012, both Alliant Energy’s and IPL’s net derivative liabilities in the above table include $0 and $0.5 million, respectively, of cash collateral posted by IPL. Trade receivables and payables associated with derivative assets and derivative liabilities are also subject to a master netting arrangement. As of March 31, 2013 and December 31, 2012, these trade receivables and payables were insignificant and were not included in the above table.

(12) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for certain of their emission controls and generation performance improvement projects. At March 31, 2013, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to capital expenditures for generation performance improvements at IPL’s Ottumwa Unit 1 and the installation of scrubbers and baghouses at WPL’s Columbia Units 1 and 2 to reduce sulfur dioxide (SO2) and mercury emissions at the generating facility were $63 million, $12 million and $51 million, respectively.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to IPL’s and WPL’s utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At March 31, 2013, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
Duane Arnold Energy Center (DAEC) (IPL) (b)	$1,808	$1,808	$—
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	57	—	57
Other	52	1	51
	1,917	1,809	108
Natural gas	365	240	125
Coal (c)	235	71	42
SO2 emission allowances	34	34	—
Other (d)	47	26	15
	$2,598	$2,180	$290

(a)	Includes payments required by purchased power agreements (PPAs) for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Includes commitments incurred under an existing PPA that expires February 2014 and a new PPA completed in March 2013. The new PPA grants IPL rights to purchase 431 MWs of capacity and the resulting energy from DAEC for a term from the expiration of the existing PPA in February 2014 through December 31, 2025. If energy delivered under the new PPA is less than the targeted energy amount, an adjustment payment will be made to IPL, which will be reflected in IPL’s energy adjustment clause.

(c)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments of $122 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of March 31, 2013.

(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2013.

(c) Legal Proceedings -
Air Permitting Violation Claims - In 2009, the EPA sent a Notice of Violation (NOV) to WPL as an owner and the operator of the Edgewater Generating Station (Edgewater), the Nelson Dewey Generating Station (Nelson Dewey) and the Columbia Energy Center (Columbia). The NOV alleges that the owners of Edgewater, Nelson Dewey and Columbia failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the Prevention of Significant Deterioration (PSD) program requirements, Title V Operating Permit requirements of the Clean Air Act (CAA) and the Wisconsin state implementation plan (SIP).

In September 2010, the Sierra Club filed in the U.S. District Court for the Western District of Wisconsin (Court) a complaint against WPL, as owner and operator of Nelson Dewey and Columbia, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA. In October 2010, WPL responded to these claims related to Nelson Dewey and Columbia by filing with the Court an answer denying the Columbia allegations and a motion to dismiss the Nelson Dewey allegations based on statute of limitations arguments. In November 2010, WPL filed a motion to dismiss the Nelson Dewey and Columbia allegations based on lack of jurisdiction. In May 2012, the parties filed a Stipulation of Dismissal without Prejudice, closing the case, but permitting the Sierra Club to file a future lawsuit against WPL relating to these allegations.

In September 2010, the Sierra Club filed in the U.S. District Court for the Eastern District of Wisconsin a complaint against WPL, as owner and operator of Edgewater, which contained similar allegations regarding air permitting violations at

Edgewater. In the Edgewater complaint, additional allegations were made regarding violations of emission limits for visible emissions. In February 2011, WPL responded to these claims related to Edgewater by filing with the U.S. District Court for the Eastern District of Wisconsin an answer denying the allegations and a motion to dismiss the allegations based on lack of jurisdiction.

In April 2013, WPL, along with the other owners of Edgewater and Columbia, entered into a Consent Decree with the EPA and the Sierra Club to resolve the claims relating to Edgewater, Columbia and Nelson Dewey, while admitting no liability. The Consent Decree has been lodged with, and is subject to approval by, the Court. Under the Consent Decree, WPL is required to install the following emission controls systems:

•	Selective catalytic reduction (SCR) system at Edgewater Unit 5 by May 1, 2013 (placed in-service in December 2012);

•	Scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014;

•	Scrubber and baghouse at Edgewater Unit 5 by December 31, 2016; and

•	SCR system at Columbia Unit 2 by December 31, 2018.

WPL is also required to fuel switch or retire Nelson Dewey Units 1 and 2 and Edgewater Unit 3 by December 31, 2015, and Edgewater Unit 4 by December 31, 2018. In addition, the Consent Decree establishes emission rate limits for SO2, nitrogen oxide (NOx) and particulate matter for Columbia Units 1 and 2, Nelson Dewey Units 1 and 2 and Edgewater Units 4 and 5. The Consent Decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia, Edgewater and Nelson Dewey. WPL will also pay a civil penalty of approximately $2 million and complete approximately $7 million in environmental mitigation projects.

Final recovery of the costs expected to be incurred related to the Consent Decree will be decided by the PSCW in future rate cases or other proceedings. Alliant Energy and WPL currently expect to recover any material costs incurred by WPL related to the terms of the Consent Decree from WPL’s electric customers, except for costs related to the civil penalty. As a result, Alliant Energy and WPL do not currently believe any material losses from these air permitting violation claims are both probable and reasonably estimated and therefore have not recognized any material loss contingency amounts related to these claims as of March 31, 2013.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class-action lawsuit was filed against the Plan in the Court. The complaint alleged that certain Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. These Plan participants were limited to individuals who, prior to normal retirement age, received a lump-sum distribution or an annuity payment. The Court originally certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received these distributions from January 1, 1998 to August 17, 2006 including: (1) persons who received distributions from January 1, 1998 through February 28, 2002; and (2) persons who received distributions from March 1, 2002 to August 17, 2006.

In June 2010, the Court issued an opinion and order that granted the plaintiffs’ motion for summary judgment on liability. In December 2010, the Court issued an opinion and order that decided the interest crediting rate that the Plan used to project the cash balance accounts of the plaintiffs during the class period should have been 8.2% and that a pre-retirement mortality discount would not be applied to the damages calculation. In May 2011, the Plan was amended and the Plan subsequently made approximately $10 million in additional payments in 2011 to certain former participants in the Plan. This amendment was required based on an agreement Alliant Energy reached with the Internal Revenue Service, which resulted in a favorable determination letter for the Plan in 2011. In November 2011, plaintiffs filed a motion for leave to file a supplemental complaint to assert that the 2011 amendment to the Plan was itself an ERISA violation. In March 2012, the Plan and the plaintiffs each filed motions for summary judgment related to the supplemental complaint, and the plaintiffs filed a motion for class certification, seeking to amend the class definition and for appointment of class representatives and class counsel.

In July 2012, the Court issued an opinion and order granting plaintiffs’ motion for class certification, but only as to the interest crediting rate and the pre-retirement mortality discount claims of lump-sum recipients. As a result of the opinion and order, two new subclasses were certified in lieu of the prior subclass certification. Subclass A involves persons who received a lump-sum distribution between January 1, 1998 and August 17, 2006 and who received an interest crediting rate of less than 8.2% under the Plan as amended in May 2011. Subclass B involves persons who received a lump-sum distribution between January 1, 1998 and August 17, 2006 and who would have received a larger benefit under the Plan as amended in May 2011 if a pre-retirement mortality discount had not been applied. In the opinion and order the Court then granted plaintiffs’ motion for summary judgment as to the two subclasses, and denied as moot the parties’ motions for summary judgment with respect to issues beyond the two subclasses.

In August 2012, as amended in September 2012, the Court entered a final judgment for the two subclasses in the total amount of $18.7 million. The judgment amount includes pre-judgment interest through July 2012 and takes into account the approximate $10 million of additional benefits paid by the Plan following the Plan amendment in 2011. In September 2012, the Plan appealed the judgment, and the interlocutory orders that led to the judgment, to the Seventh Circuit Court of Appeals. In November 2012, the Plan filed its opening brief with the Seventh Circuit Court of Appeals in which it seeks to reverse all or part of the judgment. In April 2013, the Seventh Circuit Court of Appeals heard oral arguments and has not yet issued its final decision.

The judgment discussed above did not address any award for plaintiffs’ attorney’s fees or costs. In September 2012, the plaintiffs filed a motion with the Court for payment of plaintiffs’ attorney’s fees and costs in the amount of $9.6 million, of which $4.3 million was requested to be paid out of the common fund awarded to the two subclasses in the September 2012 judgment. In February 2013, the Court awarded plaintiffs’ attorney’s fees and costs in the amount of $6.4 million. The Court ordered that all of the fees and costs be paid from the $18.7 million judgment previously awarded and not be in addition to that judgment.

Alliant Energy, IPL and WPL have not recognized any material loss contingency amounts for the final judgment of damages as of March 31, 2013. A material loss contingency for the judgment will not be recognized unless a final unappealable ruling is received, or a settlement is reached, which results in an amendment to the Plan and payment of additional benefits to Plan participants. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the class-action lawsuit or the ultimate impact on their financial condition or results of operations but believe an adverse outcome could have a material effect on their retirement plan funding and expense.

(d) Guarantees and Indemnifications -
RMT - In January 2013, Alliant Energy sold RMT. RMT provides renewable energy services including construction and high voltage connection services for wind and solar projects. As part of the sale, Alliant Energy provided indemnifications to the buyer of RMT for losses resulting from potential breach of the representations and warranties made by Alliant Energy as of the sale date and for the potential breach of its obligations under the sale agreement. These indemnifications are limited to $3 million and expire in July 2014. The dollar limit on these indemnifications is subject to increase, based on the amount, if any, of contingent consideration Alliant Energy is entitled to receive under the terms of the sale.

In addition, Alliant Energy, as part of the sale, indemnified the buyer for any claims, including claims of warranty under the project obligations that were commenced or are based on actions that occurred prior to the sale, except for liabilities already accounted for through adjustments to the purchase price. The indemnification obligations either cease to exist when the statute of limitation for such claims is met or, in the case of RMT’s projects, when the warranty period under the agreements expires. The warranty periods for RMT’s projects generally range from 12 to 60 months with the latest expiring in 2016.

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of March 31, 2013, Alliant Energy had $617 million of performance guarantees outstanding, with $270 million, $294 million and $53 million expiring in 2013, 2014 and 2015, respectively.

Alliant Energy currently believes that no material cash payments will be made and has not recognized any material liabilities related to these matters as of March 31, 2013. Refer to Note 14 for further discussion of RMT.

Whiting Petroleum Corporation (Whiting) - In 2004, Alliant Energy sold its remaining interest in Whiting. Whiting is an independent oil and gas company. Alliant Energy continues to guarantee the obligations related to the abandonment of certain platforms off the coast of California and related onshore plant and equipment that were owned by Whiting prior to Alliant Energy’s sale of Whiting. The guarantee does not include a maximum limit. As of March 31, 2013, the present value of the abandonment obligations is estimated at $30 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of March 31, 2013.

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

Alliant Energy, IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of these sites to be $20 million ($17 million for IPL and $3 million for WPL) to $35 million ($31 million for IPL and $4 million for WPL). At March 31, 2013, Alliant Energy, IPL and WPL recorded $26 million, $23 million and $3 million, respectively, in other current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures include, among others: Clean Air Interstate Rule (CAIR), Clean Air Visibility Rule, Utility Maximum Achievable Control Technology (MACT) Rule, Wisconsin State Mercury Rule, Wisconsin Reasonably Available Control Technology (RACT) Rule, Industrial Boiler and Process Heater MACT Rule, Ozone National Ambient Air Quality Standards (NAAQS) Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Federal Clean Water Act including Section 316(b), Wisconsin and Iowa State Thermal Rules, Hydroelectric Fish Passage Device, Effluent Limitation Guidelines, Coal Combustion Residuals, Polychlorinated Biphenyls, and various legislation and EPA regulations to monitor and regulate the emission of greenhouse gases (GHG), including New Source Performance Standards for GHG Emissions from Electric Utilities. Some recent developments concerning these environmental matters are included below:

Water Quality -
Effluent Limitation Guidelines are expected to require changes to discharge limits for wastewater from steam electric generating units (EGUs). In April 2013, the EPA announced proposed effluent limitation guidelines for public comment. The schedule for compliance with these guidelines has not yet been established.

(13) SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2013
Operating revenues	$633.2	$197.3	$17.2	$847.7	$11.9	$859.6
Operating income	73.6	37.3	2.9	113.8	6.9	120.7
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				64.9	8.0	72.9
Loss from discontinued operations, net of tax				—	(3.0)	(3.0)
Net income attributable to Alliant Energy common shareowners				64.9	5.0	69.9
Three Months Ended March 31, 2012
Operating revenues	$572.4	$167.1	$13.7	$753.2	$12.5	$765.7
Operating income	59.1	27.7	1.7	88.5	7.1	95.6
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				26.4	12.9	39.3
Loss from discontinued operations, net of tax				—	(4.4)	(4.4)
Net income attributable to Alliant Energy common shareowners				26.4	8.5	34.9

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2013
Operating revenues	$350.2	$114.3	$13.4	$477.9
Operating income	17.2	20.7	3.2	41.1
Earnings available for common stock				22.9
Three Months Ended March 31, 2012
Operating revenues	$293.1	$92.8	$12.8	$398.7
Operating income	6.7	14.2	3.0	23.9
Loss for common stock				(4.7)

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2013
Operating revenues	$283.0	$83.0	$3.8	$369.8
Operating income (loss)	56.4	16.6	(0.3)	72.7
Earnings available for common stock				42.0
Three Months Ended March 31, 2012
Operating revenues	$279.3	$74.3	$0.9	$354.5
Operating income (loss)	52.4	13.5	(1.3)	64.6
Earnings available for common stock				31.1

(14) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In January 2013, Alliant Energy sold RMT in order to narrow its strategic focus and risk profile. The final gain or loss from the sale of RMT is subject to a working capital adjustment and potential contingent consideration. Alliant Energy does not currently believe that adjustments to the gain or loss related to the sale of RMT in periods after March 31, 2013 will be material. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31 was as follows (in millions):

	2013	2012
Operating revenues	$0.9	$54.6
Operating expenses	5.6	61.9
Loss before income taxes	(4.7)	(7.3)
Income tax benefit	(1.7)	(2.9)
Loss from discontinued operations, net of tax	($3.0)	($4.4)

As of December 31, 2012, Alliant Energy’s Condensed Consolidated Balance Sheet included assets held for sale recorded in “Other current assets” and liabilities held for sale recorded in “Other current liabilities” as follows (in millions):

Current assets	$27.9
Current liabilities	31.4
Net liabilities held for sale	($3.5)

(15) ASSET RETIREMENT OBLIGATIONS (AROs)
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Balance, January 1	$101.5	$91.1	$45.5	$56.2	$46.9	$34.9
Revisions in estimated cash flows (a)	—	(8.2)	—	(8.2)	—	—
Liabilities settled	(0.1)	(1.0)	—	(0.9)	(0.1)	(0.1)
Accretion expense	1.0	0.9	0.5	0.5	0.4	0.4
Balance, March 31	$102.4	$82.8	$46.0	$47.6	$47.2	$35.2

(a)
For the three months ended March 31, 2012, IPL recorded revisions in estimated cash flows of ($8.2) million based on revised remediation timing and cost information for asbestos remediation at its Sixth Street Generating Station.

(16) RELATED PARTIES
System Coordination and Operating Agreement - IPL and WPL are parties to a system coordination and operating agreement whereby Corporate Services serves as agent on behalf of IPL and WPL. The agreement, which has been approved or reviewed by the Federal Energy Regulatory Commission (FERC) and all state regulatory bodies having jurisdiction, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. As agent of the agreement, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions. Corporate Services allocates such sales and purchases among IPL and WPL based on procedures included in the agreement. The sales credited to and purchases billed to IPL and WPL for the three months ended March 31 were as follows (in millions):

	IPL		WPL
	2013	2012	2013	2012
Sales credited	$2	$2	$3	$2
Purchases billed	76	72	14	24

Service Agreement - Pursuant to a service agreement, IPL and WPL receive various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation, benefits, fees associated with various professional services and a return on net assets. The amounts billed to IPL and WPL for the three months ended March 31 were as follows (in millions):

	IPL		WPL
	2013	2012	2013	2012
Corporate Services billings	$32	$29	$26	$23

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Net payables to Corporate Services	$79	$72	$42	$40

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2013	2012
ATC billings to WPL	$24	$22
WPL billings to ATC	3	2

WPL owed ATC net amounts of $7 million as of March 31, 2013 and $6 million as of December 31, 2012.

(17) EARNINGS PER SHARE
A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three months ended March 31 was as follows (in thousands):

	2013	2012
Weighted average common shares outstanding:
Basic EPS calculation	110,767	110,716
Effect of dilutive share-based awards	9	25
Diluted EPS calculation	110,776	110,741

For the three months ended March 31, 2013 and 2012, there were no potentially dilutive securities excluded from the calculation of diluted EPS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the Combined Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MDA included in the 2012 Form 10-K. Unless otherwise noted, all “per share” references in this MDA refer to earnings per diluted share.

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
- Electric and gas services in MN (IPL)
- Corporate Services

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the first quarter were as follows (dollars in millions, except per share amounts):

	2013		2012
	Income (Loss)	EPS	Income (Loss)	EPS
Continuing operations:
Utility and Corporate Services	$66.4	$0.60	$26.4	$0.24
Non-regulated and parent	6.5	0.06	12.9	0.12
Income from continuing operations	72.9	0.66	39.3	0.36
Loss from discontinued operations	(3.0)	(0.03)	(4.4)	(0.04)
Net income	$69.9	$0.63	$34.9	$0.32

The table above includes utility and Corporate Services, and non-regulated and parent EPS from continuing operations, which are non-GAAP financial measures. Alliant Energy believes utility and Corporate Services, and non-regulated and parent EPS from continuing operations are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s management also uses utility and Corporate Services EPS from continuing operations to determine performance-based compensation.

Utility and Corporate Services - Higher income from continuing operations in the first quarter of 2013 compared to the same period in 2012 was primarily due to:

•
$0.14 per share related to the impact of state income tax charges in the first quarter of 2012 due to changes in state apportionment projections caused by Alliant Energy’s planned sale of the RMT business;

•	an estimated $0.14 per share increase in revenues from higher electric and gas sales in the first quarter of 2013 compared to the first quarter of 2012 due to weather conditions;

•
$0.07 per share related to the impact of IPL’s electric and gas tax benefit riders in the first quarter of 2013 compared to the first quarter of 2012, which is not expected to have a material impact on the full year results;

•	$0.03 per share of purchased electric capacity expense related to the Riverside Energy Center (Riverside) PPA recorded in the first quarter of 2012;

•	$0.03 per share from the revenue requirement adjustment related to IPL’s electric tax benefit rider in 2013; and

•	$0.03 per share of lower energy conservation cost recovery amortizations at WPL in the first quarter of 2013 compared to the first quarter of 2012.

These items were partially offset by:

•	$0.06 per share of charges related to preferred stock redemptions at IPL and WPL in the first quarter of 2013; and

•	$0.04 per share of higher depreciation expense in the first quarter of 2013 compared to the first quarter of 2012, primarily due to WPL’s acquisition of Riverside in December 2012.

Non-regulated and parent - Lower income from continuing operations in the first quarter of 2013 compared to the same period in 2012 was primarily due to a $0.04 per share decrease related to the impact of IPL’s electric and gas tax benefit riders at the parent company in the first quarter of 2013 compared to the first quarter of 2012 and losses incurred at the Franklin County wind project in the first quarter of 2013.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the first quarters of 2013 and 2012.

Strategic Overview
Alliant Energy’s, IPL’s and WPL’s strategic plan focuses on their core business of delivering regulated electric and natural gas service in Iowa, Wisconsin and Minnesota. The strategic plan is built upon three key elements: competitive costs, safe and reliable service and balanced generation. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2013 include the following. Refer to “Strategic Overview” for a more detailed discussion of strategic plan developments.

•
January 2013 - The IUB issued an order allowing IPL to move forward with a proposed PPA that was recently negotiated with NextEra Energy Resources, LLC, a subsidiary of NextEra Energy, Inc., for the purchase of capacity and energy generated by DAEC located near Palo, Iowa for a term of 2014 through 2025. The new DAEC PPA was completed in March 2013.

•
April 2013 - WPL announced its current environmental compliance plans include installing an SCR at Columbia Unit 2 to reduce NOx emissions at the facility. The SCR is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, a modified Cross-State Air Pollution Rule (CSAPR) or some alternative to these rules that may be implemented, and the Wisconsin RACT Rule. WPL currently expects to file a CA application with the PSCW in the second quarter of 2014 for the SCR at Columbia Unit 2.

•
April 2013 - IPL and the OCA filed a settlement agreement with the IUB, resolving all issues between the parties regarding the appropriate rate-making principles for Marshalltown. In addition, the OCA agreed that IPL satisfied conditions precedent for rate-making principles. The proposed settlement agreement includes an 11% return on common equity for the depreciable life of Marshalltown and a 10.3% return on common equity for the calculation of allowance for funds used during construction (AFUDC) related to Marshalltown. The proposed settlement agreement also reflects IPL’s requested fixed cost cap of $700 million, excluding AFUDC and transmission upgrade costs. Any costs incurred in excess of the cost cap are expected to be incorporated into rates if determined to be reasonable and prudent. IPL and the OCA agreed to defer the decision regarding the application of double leverage until the next retail electric base rate case or other proceeding. The proposed settlement regarding the appropriate rate-making principles for Marshalltown is subject to approval by the IUB.

•	May 2013 - The PSCW approved WPL’s Certificate of Authority (CA) application to install a scrubber and baghouse system at Edgewater Unit 5 to reduce SO2 emissions at the generating facility.

Rate Matters
Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2013 include the following. Refer to “Rate Matters” for a more detailed discussion of regulatory developments.

•
January 2013 - The IUB authorized IPL to recover the Iowa retail portion of the costs of its proposed DAEC PPA from Iowa retail electric customers through the energy adjustment clause beginning February 22, 2014. The IUB is encouraging IPL to continue discussions with parties to the proposed DAEC PPA proceeding to resolve concerns expressed by such parties during the proceeding. If IPL is unable to reach an agreement with the parties to resolve their concerns, IPL commits to file an Iowa retail electric base rate case in the first quarter of 2014 and agrees to subject its Iowa retail electric base rates to potential refund beginning February 22, 2014 if the IUB orders a rate decrease from such rate case. If IPL fails to file an Iowa retail electric base rate case in the first quarter of 2014, the amount of costs IPL will be allowed to recover from its Iowa electric retail customers through the energy adjustment clause will be reduced by $12 million each month until temporary rates are set in IPL’s next Iowa retail electric base rate proceeding.

•
February 2013 - IPL received an order from the IUB approving the final amount of the regulatory liability from tax benefits for the electric tax benefit rider and a $24 million revenue requirement adjustment to be recognized during 2013.

Environmental Matters
Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2013 that may impact Alliant Energy, IPL and WPL include the following. Refer to “Environmental Matters” for a more detailed discussion of environmental developments.

•
April 2013 - WPL, along with the other owners of Edgewater and Columbia, entered into a Consent Decree with the EPA and the Sierra Club to resolve certain alleged air permitting violations, while admitting no liability. The Consent Decree has been lodged with, and is subject to approval by, the Court.

•
April 2013 - The EPA announced proposed effluent limitation guidelines for public comment. The proposed guidelines would require changes to discharge limits for wastewater from steam EGUs. The schedule for compliance with these guidelines has not yet been established.

Legislative Matters
Alliant Energy, IPL and WPL monitor various legislative developments, including those relating to energy, tax, financial and other matters. Recent key legislative developments impacting Alliant Energy, IPL and WPL during early 2013 include:

•
January 2013 - The ATR Act was enacted. The most significant provision of the ATR Act for Alliant Energy, IPL and WPL relates to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through December 31, 2013.

Liquidity and Capital Resources
Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plan and to meet their long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL during 2013 include the following. Refer to “Liquidity and Capital Resources” for a more detailed discussion of financing developments.

•
March 2013 - At March 31, 2013, Alliant Energy and its subsidiaries had $722 million of available capacity under their revolving credit facilities, $80 million of available capacity at IPL under its sales of accounts receivable program and $53 million of cash and cash equivalents.

•
March 2013 - IPL issued 8,000,000 shares of 5.1% cumulative preferred stock and received proceeds of $200 million. The proceeds were used by IPL to redeem its 8.375% cumulative preferred stock, reduce commercial paper classified as long-term debt by $40 million and for other general corporate purposes.

•	March 2013 - IPL redeemed all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock for $150 million plus accrued and unpaid dividends to the redemption date.

•	March 2013 - WPL redeemed all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock for $61 million plus accrued and unpaid dividends to the redemption date.

Other Matters
Other key developments in 2013 that could impact Alliant Energy’s, IPL’s or WPL’s future financial condition or results of operations include the following. Refer to “Other Matters” for a more detailed discussion of potential impacts to future financial condition and results of operations.

•
March 2013 - MISO completed a definitive planning phase study for Bent Tree and determined the transmission system upgrades completed in 2011 and 2012 were required network upgrades. As a result, WPL is expected to be reimbursed by ITC Midwest LLC (ITC) for 100% of the related transmission upgrade costs.

•
April 2013 - IPL and MidAmerican Energy Company (MidAmerican) filed a joint Notice of Appeal with the Iowa Supreme Court related to the Polk County Iowa District Court’s March 2013 ruling, which found Eagle Point Solar (Eagle Point) is not a public utility and could sell directly to the City of Dubuque the power generated by a 175 kilowatt solar unit installed on the City’s property. The District Court decision is currently stayed. Alliant Energy and IPL are unable to determine how this District Court ruling may impact the level of third-party solar development in IPL’s service territory and resulting impact on future demand of electricity by IPL’s customers.

•
April 2013 - IPL and Jo-Carroll Energy, Inc. (Jo-Carroll) reached a settlement regarding pending litigation and executed an amended agreement. The settlement is contingent upon FERC’s approval of the amended agreement. Key terms of the settlement include: (1) the amended agreement will no longer include an early termination rate comparison provision, which under the original agreement allowed Jo-Carroll to terminate such agreement with two year’s prior notice if certain energy price conditions existed; (2) the amended agreement has an initial term through at least April 1, 2018 and provides IPL or Jo-Carroll the right to terminate the amended agreement any time after April 1, 2018 with a four-year prior written notice; and (3) Jo-Carroll can source up to 10 MW of its electricity demand through its own generation.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s, IPL’s and WPL’s strategic overview is included in the 2012 Form 10-K and has not changed materially from the items reported in the 2012 Form 10-K, except as described below.

Generation Plans -
Natural Gas-fired Generation -
IPL’s Proposed Construction of Marshalltown Generating Station - In November 2012, IPL filed for regulatory approvals to construct an approximate 600 MW natural gas-fired combined-cycle electric generating facility in Marshalltown, Iowa, referred to as the Marshalltown Generating Station (Marshalltown). In April 2013, IPL and the OCA filed a settlement agreement with the IUB regarding the appropriate rate-making principles for Marshalltown. In addition, the OCA agreed that IPL satisfied conditions precedent for rate-making principles. The proposed settlement agreement includes an 11% return on common equity for the depreciable life of Marshalltown and a 10.3% return on common equity for the calculation of AFUDC related to Marshalltown. The proposed settlement agreement also reflects IPL’s requested fixed cost cap of $700 million, excluding AFUDC and transmission upgrade costs. Any costs incurred in excess of the cost cap are expected to be incorporated into rates if determined to be reasonable and prudent. IPL and the OCA agreed to defer the decision regarding the application of double leverage until the next retail electric base rate case or other proceeding. The proposed settlement regarding the appropriate rate-making principles for Marshalltown is subject to approval by the IUB. IPL expects to receive decisions on its Application for a Generation Facility Citing Certificate and advanced rate-making principles by the end of 2013.

Nuclear Generation -
IPL’s DAEC PPA - Refer to “Rate Matters” for discussion of IPL’s new DAEC PPA for a term of 2014 through 2025, which was completed in March 2013.

Environmental Compliance Plans - Alliant Energy, IPL and WPL have developed environmental compliance plans to help ensure cost effective compliance with current and proposed environmental laws and regulations. The following table provides current estimates of capital expenditures planned for 2013 through 2016 as well as the total project costs for emission controls projects included in Alliant Energy’s, IPL’s and WPL’s current environmental compliance plans (in millions):

	Expected						Total
Generating Unit	In-service Date	Technology (a)	2013	2014	2015	2016	Project Cost
IPL:
George Neal Units 3 & 4 (b)	2013/2014	Scrubber & Baghouse	$60	$30	$—	$—	$120-$140
Ottumwa Unit 1	2014	Scrubber & Baghouse	65	25	—	—	150-170
Lansing Unit 4	2015	Scrubber	15	30	10	—	50-60
Other		Various	45	35	5	5
			185	120	15	5
WPL:
Columbia Units 1 & 2	2014	Scrubber & Baghouse	145	20	—	—	280-310
Edgewater Unit 5	2016	Scrubber & Baghouse	15	70	185	140	390-430
Columbia Unit 2	2018	SCR	—	—	—	20	100-125
Other		Various	10	—	—	—
			170	90	185	160
Alliant Energy			$355	$210	$200	$165

(a)
SCR is a post-combustion process that injects ammonia or urea into the stream of gases leaving the generating facility boiler to convert NOx emissions into nitrogen and water. The use of a catalyst enhances the effectiveness of the conversion, enabling NOx emissions reductions of up to 90%.

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

(b)	George Neal Units 3 and 4 are operated by MidAmerican. IPL owns a 28% interest in George Neal Unit 3 and a 25.695% interest in George Neal Unit 4.

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Capital expenditure estimates are subject to change based on future changes to plant-specific costs of emission controls technologies and environmental requirements.

IPL’s Emission Controls Projects - In February 2013, the IUB approved IPL’s most recent Emissions Plan and Budget (EPB), which includes the emission controls projects for Ottumwa Unit 1 and Lansing Unit 4 listed in the above table. MidAmerican’s most recent EPB has also been approved by the IUB, which includes the emission controls projects for George Neal Units 3 and 4 listed in the above table.

WPL’s Emission Controls Projects -
Edgewater Unit 5 - In May 2013, the PSCW approved WPL’s CA application to install a scrubber and baghouse system at Edgewater Unit 5 to reduce SO2 emissions at the generating facility. WPL currently expects to begin construction of the project in 2014 and place it in service in 2016. The scrubber and baghouse system is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, a modified CSAPR or some alternative to these rules that may be implemented, the Utility MACT Rule and the Wisconsin State Mercury Rule.

Columbia Unit 2 - WPL currently expects to file a CA application with the PSCW in the second quarter of 2014 to install an SCR at Columbia Unit 2 to reduce NOx emissions at the facility. The SCR is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, a modified CSAPR or some alternative to these rules that may be implemented, and the Wisconsin RACT Rule. A portion of WPL’s capital expenditures, excluding AFUDC, for the SCR are included in the above estimates for Alliant Energy’s and WPL’s environmental compliance plans.

Refer to Note 12(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of a Consent Decree filed with the Court in April 2013, which includes a requirement for WPL to install emission controls systems at certain of its EGUs.

RATE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s rate matters is included in the 2012 Form 10-K and has not changed materially from the items reported in the 2012 Form 10-K, except as described below.

Potential Future IPL Retail Electric Base Rate Case - In January 2013, the IUB issued an order allowing IPL to proceed with its proposed DAEC PPA for a term of 2014 through 2025 and authorized IPL to recover the Iowa retail portion of the costs of such PPA from Iowa retail electric customers through the energy adjustment clause beginning February 22, 2014. The January 2013 order encourages IPL to continue discussions with parties to the proposed DAEC PPA proceeding to resolve concerns expressed by such parties during the proceeding regarding rate impacts beginning in 2014. If IPL is unable to reach an agreement with the parties to resolve their concerns, IPL commits to file an Iowa retail electric base rate case in the first quarter of 2014 and agrees to subject its Iowa retail electric base rates to potential refund beginning February 22, 2014 if the IUB orders a rate decrease from such rate case. If IPL fails to file an Iowa retail electric base rate case in the first quarter of 2014, the amount of costs IPL will be allowed to recover from its Iowa electric retail customers through the energy adjustment clause will be reduced by $12 million each month until temporary rates are set in IPL’s next Iowa retail electric base rate proceeding. In March 2013, the IUB issued an order denying a motion for reconsideration filed by one of the parties that participated in the proceeding for the new DAEC PPA. Following the IUB’s March 2013 order, IPL gave notice to NextEra Energy Resources, LLC that the resolution of this matter satisfied all conditions precedent of the new DAEC PPA, which was completed in March 2013. IPL has had, and will continue to have, discussions with other parties regarding resolution of the issues prior to the first quarter of 2014.

System Support Resources (SSR) - In certain instances, market participants that desire to retire or suspend operations of owned EGUs may be notified by MISO that the EGU is designated as an SSR, and is needed to maintain system reliability. When an EGU is designated as an SSR, the EGU owner must continue to operate the EGU, but can negotiate an annual revenue requirement with MISO. The annual revenue requirement for the SSR is subject to FERC approval and is assigned to certain load serving entities based on a MISO study. In April 2013, the PSCW issued an order allowing investor-owned Wisconsin utilities to defer SSR costs incurred through December 31, 2015. While the amount of SSR costs WPL will incur is uncertain, the amount is not expected to have a significant impact on its financial condition or results of operations.

ENVIRONMENTAL MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s environmental matters is included in the 2012 Form 10-K and has not changed materially from the items reported in the 2012 Form 10-K, except as described below.

Air Quality -
Air Permitting Violation Claims - Refer to Note 12(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of a Consent Decree filed with the the Court in April 2013. If approved by the Court, the Consent Decree will resolve an NOV issued by the EPA in 2009 and complaints filed by the Sierra Club in 2010 regarding alleged air permitting violations at Columbia, Edgewater and Nelson Dewey.

Air Permit Renewal Challenges -
Columbia - In 2011, the Sierra Club filed a lawsuit against the EPA with the Court seeking to have the EPA take over the Title V air permit process for Columbia based on what the Sierra Club asserts was unreasonable delay in reconsideration of such air permit. According to the terms of a Consent Decree filed with the Court in April 2013, the Sierra Club has agreed to withdraw its lawsuit once the Consent Decree is approved by the Court thereby resolving this matter.

Edgewater - In 2010, WPL received a copy of a notice of intent to sue by the Sierra Club against the EPA based on what the Sierra Club asserts was unreasonable delay in the EPA performing its duties related to the reconsideration of the Edgewater Title V air permit. In March 2013, the Wisconsin Department of Natural Resources (DNR) issued a revised air permit for Edgewater, superseding the previous air permit, thereby resolving this matter.

Nelson Dewey - In 2010, the Sierra Club petitioned the EPA and the Wisconsin DNR to reopen and correct a Nelson Dewey air permit issued in 2008 based on allegations by the Sierra Club that certain modifications were made at the facility without complying with the PSD program requirements. According to the terms of a Consent Decree filed with the Court in April 2013, the Sierra Club has agreed to withdraw its petition once the Consent Decree is approved by the Court thereby resolving this matter.

Water Quality -
Effluent Limitation Guidelines - In April 2013, the EPA announced proposed effluent limitation guidelines for public comment. The proposed guidelines would require changes to discharge limits for wastewater from steam EGUs. Alliant Energy, IPL and WPL are currently reviewing the proposed guidelines to determine impacts to their generation fleets. The schedule for compliance with these guidelines has not yet been established. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these guidelines on their financial condition and results of operations.

Land and Solid Waste -
MGP Sites - Refer to Note 12(e) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

LEGISLATIVE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s legislative matters is included in the 2012 Form 10-K and has not changed materially from the items reported in the 2012 Form 10-K.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s first quarter 2013 and 2012 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s earnings for the three months ended March 31, 2013 and 2012 are discussed below.

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

First Quarter 2013 vs. First Quarter 2012 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$248.1	$218.2	14%	2,049	1,863	10%
Commercial	147.2	132.9	11%	1,545	1,515	2%
Industrial	175.8	164.0	7%	2,697	2,815	(4%)
Retail subtotal	571.1	515.1	11%	6,291	6,193	2%
Sales for resale:
Wholesale	47.1	43.3	9%	884	757	17%
Bulk power and other	3.2	2.8	14%	151	85	78%
Other	11.8	11.2	5%	40	37	8%
Total revenues/sales	633.2	572.4	11%	7,366	7,072	4%
Electric production fuel expense	113.9	70.9	61%
Energy purchases expense	65.2	89.0	(27%)
Purchased electric capacity expense	57.0	61.5	(7%)
Electric margins (a)	$397.1	$351.0	13%

(a)
Includes $18 million and $20 million of credits on Iowa retail electric customers’ bills for the three months ended March 31, 2013 and 2012, respectively, resulting from IPL’s electric tax benefit rider. IPL’s electric tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2013 and 2012.

Electric margins increased $46 million, or 13%, primarily due to $19 million of higher revenues at IPL related to changes in recovery of transmission costs related to the transmission rider, an estimated $15 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories, $6 million of purchased electric capacity expenses at WPL in the first quarter of 2012 related to the Riverside PPA, which terminated in conjunction with WPL’s acquisition of Riverside in December 2012, and $6 million of revenues at IPL in the first quarter of 2013 due to the revenue requirement adjustment related to certain tax benefits from tax accounting method changes. The higher transmission rider revenues were offset by higher electric transmission service expenses. Estimated increases (decreases) to Alliant Energy’s electric margins from the impacts of weather during the first quarters of 2013 and 2012 were $3 million and ($12) million, respectively. Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s revenue requirement adjustment, which became effective in January 2013.

Weather Conditions - Temperatures during the first quarter of 2012 were 20% to 25% warmer than normal, as measured by heating degree days (HDD) in Alliant Energy’s service territories. These warmer temperatures caused a significant decrease in IPL’s and WPL’s electric and gas sales in the first quarter of 2012 due to the lack of demand by customers for heating. Cooling degree days (CDD) were also calculated in Alliant Energy’s service territories in the first quarter of 2012. These CDD caused a modest increase in electric sales in the first quarter of 2012 related to demand by customers for air conditioning usage. HDD and CDD in Alliant Energy’s service territories for the three months ended March 31 were as follows:

	Actual
	2013	2012	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	3,521	2,692	3,425
Madison, Wisconsin (WPL)	3,745	2,717	3,511
CDD (a):
Cedar Rapids, Iowa (IPL)	—	28	1
Madison, Wisconsin (WPL)	—	26	—

(a)
HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65-degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense increased $43 million, or 61%, for the three-month period. Alliant Energy’s energy purchases expense decreased $24 million, or 27%, for the three-month period. Higher Midwest Independent Transmission System Operator (MISO) dispatch of WPL’s generating facilities for the three months ended March 31, 2013 compared to the same period in 2012 resulted in an increase in electric production fuel expense and a decrease in energy purchases expense. The increase in electric production fuel expense was also impacted by changes in the under-/over-collection of fuel-related costs at IPL. The impact of changes in electricity volumes generated from Alliant Energy’s generating facilities was largely offset by the impact of the changes in energy volumes purchased and changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred during the first quarters of 2013 and 2012 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $1 million during both the first quarters of 2013 and 2012.

Purchased Electric Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. The Riverside PPA terminated in conjunction with WPL’s acquisition of Riverside in December 2012. Details of purchased electric capacity expense included in the utility electric margins table above for the three months ended March 31 were as follows (in millions):

	2013	2012
DAEC PPA (IPL)	$41	$40
Kewaunee PPA (WPL)	16	15
Riverside PPA (WPL)	—	6
Other	—	1
	$57	$62

Sales Trends - Retail sales volumes increased 2% in the first quarter of 2013 compared to the same period in 2012, primarily due to colder weather conditions in Alliant Energy’s service territories. These items were partially offset by an extra day of sales during the first quarter of 2012 due to the leap year and a decrease in industrial sales volumes at IPL due to lower co-generation customer requirements.

Wholesale sales volumes increased 17% in the first quarter of 2013 compared to the same period in 2012, primarily due to the impact of changes in sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market, and the impact of colder weather conditions.

Bulk power and other revenue changes were largely due to changes in revenues from sales in the wholesale energy markets operated by MISO and PJM Interconnection, LLC. These changes are impacted by several factors, including the availability and dispatch of Alliant Energy’s generating facilities and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were offset by changes in fuel-related costs and therefore did not have a significant impact on electric margins.

Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL and WPL retail rate cases, including a retail electric base rate freeze at WPL through December 31, 2014. Refer to “Other Future Considerations” for discussion of litigation related to a renewable power developer seeking to distribute energy in IPL’s service territory, which may impact IPL’s future electric sales.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and, therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

First Quarter 2013 vs. First Quarter 2012 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$117.8	$98.5	20%	13,886	10,527	32%
Commercial	64.6	55.2	17%	8,967	7,103	26%
Industrial	6.2	5.9	5%	996	952	5%
Retail subtotal	188.6	159.6	18%	23,849	18,582	28%
Transportation/other	8.7	7.5	16%	16,459	13,120	25%
Total revenues/sales	197.3	167.1	18%	40,308	31,702	27%
Cost of gas sold	128.0	104.8	22%
Gas margins (a)	$69.3	$62.3	11%

(a)
Includes $2 million of credits on Iowa retail gas customers’ bills for the three months ended March 31, 2013 resulting from IPL’s gas tax benefit rider. IPL’s gas tax benefit rider is expected to result in reductions in gas revenues that are offset by reductions in income tax expense for the year ended December 31, 2013.

Gas margins increased $7 million, or 11%, for the three-month period largely due to an estimated $11 million increase in gas margins from changes in sales caused by weather conditions in Alliant Energy’s service territories, $2 million of higher revenues due to the impact of IPL’s retail gas base rate increase effective in January 2013 and $2 million of higher energy conservation revenues at IPL. Estimated increases (decreases) to Alliant Energy’s gas margins from the impacts of weather during the three months ended March 31, 2013 and 2012 were $1 million and ($10) million, respectively. Changes in energy conservation revenues at IPL were mostly offset by changes in energy conservation expenses at IPL included in other operation and maintenance expenses. These items were partially offset by $6 million of lower revenues due to the impact of WPL’s retail gas base rate decrease effective in January 2013 and $2 million of decreased revenues in the first quarter of 2013 due to credits on Iowa retail gas customers’ bills resulting from the gas tax benefit rider at IPL. The gas tax benefit rider is expected to result in reductions to gas revenues that are offset by reductions in income tax expense for the year ended December 31, 2013.

Refer to “Utility Electric Margins” for details of Alliant Energy’s HDD data. Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of retail base rate changes at IPL and WPL effective in January 2013. Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s gas tax benefit rider.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense for the utilities increased $22 million primarily due to $9 million of higher electric transmission service costs billed by ITC to IPL during the three months ended March 31, 2013 compared to the same period in 2012 due to an increase in transmission service rates, $10 million of changes in the under-/over-collection of electric transmission service expenses through the transmission cost rider at IPL and $2 million of higher electric transmission service costs billed by ATC to WPL during the three months ended March 31, 2013 compared to the same period in 2012 due to a modest increase in transmission service rates. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through the transmission cost rider resulting in an offsetting increase in electric revenues.

Utility Other Operation and Maintenance Expenses - Alliant Energy’s other operation and maintenance expenses for the utilities for the three-month period were as follows (amounts represent variances between the periods in millions):

	Alliant Energy	IPL	WPL
Higher energy conservation expenses at IPL (a)	$3	$3	$—
Higher allocated cost of capital charges from Corporate Services (b)	3	2	1
Lower energy conservation cost recovery amortizations at WPL (c)	(5)	—	(5)
Other	(1)	(1)	1
	$—	$4	($3)

(a)	Changes in energy conservation expenses at IPL were largely offset by changes in energy conservation revenues at IPL.

(b)	Cost of capital charges allocated by Corporate Services to IPL and WPL in accordance with a new service agreement implemented during 2012.

(c)	The PSCW order in July 2012 for WPL’s 2013/2014 test period electric and gas base rate case authorized lower energy conservation cost recovery amortizations effective January 2013.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $10 million for the three-month period primarily due to depreciation expense related to WPL’s acquisition of Riverside in December 2012, WPL’s SCR project at Edgewater Unit 5, which was placed in service in the fourth quarter of 2012, and new depreciation rates implemented by WPL effective January 2013.

Interest Expense - Alliant Energy’s interest expense increased $4 million for the three-month period primarily due to $2 million of interest expense in the first quarter of 2013 for WPL’s 2.25% debentures issued in November 2012 to fund a portion of the purchase price of Riverside and $2 million of capitalized interest recognized in the first quarter of 2012 for the Franklin County wind project.

AFUDC - AFUDC increased $2 million for the three-month period primarily due to AFUDC recognized in the first quarter of 2013 for IPL’s emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4.

Income Taxes - Details of the effective income tax rates for Alliant Energy’s continuing operations during the three months ended March 31 were as follows:

	2013	2012
Statutory federal income tax rate	35.0%	35.0%
IPL’s tax benefit riders	(12.8)	(12.2)
Production tax credits	(7.5)	(6.9)
Effect of rate-making on property-related differences	(5.0)	(1.7)
State apportionment changes	—	21.4
Other items, net	3.0	3.4
Overall income tax rate	12.7%	39.0%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of IPL’s tax benefit riders, production tax credits, the effect of rate-making on property-related differences and state apportionment changes.

Loss from Discontinued Operations, Net of Tax - Refer to Note 14 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Preferred Dividend Requirements of Subsidiaries - Preferred dividend requirements of subsidiaries increased $6 million for the three-month period due to IPL and WPL recording charges of $5 million and $1 million in the first quarter of 2013, respectively, related to the redemption of preferred stock. Refer to Note 7 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of IPL’s and WPL’s preferred stock transactions.

IPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock increased $28 million primarily due to higher electric and gas sales caused by colder weather conditions in the first quarter of 2013 compared to the first quarter of 2012, the electric tax benefit rider, which resulted in higher tax benefits and electric revenues recorded in the first quarter of 2013 compared to the first quarter of 2012 and tax charges in the first quarter of 2012 resulting from changes in state apportionment projections caused by Alliant Energy’s planned sale of the RMT business. These items were partially offset by charges in the first quarter of 2013 related to the redemption of preferred stock.

Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and, therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses.

First Quarter 2013 vs. First Quarter 2012 Summary - Electric margins and MWh sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$140.3	$115.6	21%	1,136	1,021	11%
Commercial	91.8	75.5	22%	987	953	4%
Industrial	102.9	87.2	18%	1,653	1,759	(6%)
Retail subtotal	335.0	278.3	20%	3,776	3,733	1%
Sales for resale:
Wholesale	7.3	6.1	20%	103	99	4%
Bulk power and other	0.5	1.4	(64%)	27	45	(40%)
Other	7.4	7.3	1%	20	20	—%
Total revenues/sales	350.2	293.1	19%	3,926	3,897	1%
Electric production fuel expense	54.4	32.9	65%
Energy purchases expense	42.3	41.2	3%
Purchased electric capacity expense	41.4	41.0	1%
Electric margins (a)	$212.1	$178.0	19%

(a)
Includes $18 million and $20 million of credits on Iowa retail electric customers’ bills for the three months ended March 31, 2013 and 2012, respectively, resulting from the electric tax benefit rider. IPL’s electric tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2013 and 2012.

Electric margins increased $34 million, or 19%, primarily due to $19 million of higher revenues related to changes in recovery of transmission costs related to the transmission rider, an estimated $9 million increase in electric margins from changes in sales caused by weather conditions in IPL’s service territory and $6 million of revenues in the first quarter of 2013 due to the revenue requirement adjustment related to certain tax benefits from tax accounting method changes. The higher transmission rider revenues were offset by higher electric transmission service expenses. Estimated increases (decreases) to IPL’s electric margins from the impacts of weather during the three months ended March 31, 2013 and 2012 were $1 million and ($8) million, respectively.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s HDD and CDD data, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses and sales trends. Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s revenue requirement adjustment, which became effective in January 2013.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and, therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

First Quarter 2013 vs. First Quarter 2012 Summary - Gas margins and Dth sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$68.5	$53.8	27%	7,969	5,991	33%
Commercial	36.4	30.5	19%	4,959	4,034	23%
Industrial	4.0	4.2	(5%)	658	710	(7%)
Retail subtotal	108.9	88.5	23%	13,586	10,735	27%
Transportation/other	5.4	4.3	26%	8,558	7,893	8%
Total revenues/sales	114.3	92.8	23%	22,144	18,628	19%
Cost of gas sold	72.1	57.3	26%
Gas margins (a)	$42.2	$35.5	19%

(a)
Includes $2 million of credits on Iowa retail gas customers’ bills for the three months ended March 31, 2013 resulting from the gas tax benefit rider. The gas tax benefit rider is expected to result in reductions in gas revenues that are offset by reductions in income tax expense for the year ended December 31, 2013.

Gas margins increased $7 million, or 19%, for the three-month period largely due to an estimated $5 million increase in gas margins from changes in sales caused by weather conditions in IPL’s service territory, $2 million of higher revenues due to the impact of IPL’s retail gas base rate increase effective in January 2013 and $2 million of higher energy conservation revenues. Estimated increases (decreases) to IPL’s gas margins from the impacts of weather during the three months ended March 31, 2013 and 2012 were $0 and ($5) million, respectively. Changes in energy conservation revenues were mostly offset by changes in energy conservation expenses in other operation and maintenance expenses. These items were partially offset by $2 million of decreased revenues in the first quarter of 2013 due to credits on Iowa retail gas customers’ bills resulting from the gas tax benefit rider. The gas tax benefit rider is expected to result in reductions to gas revenues that are offset by reductions in income tax expense for the year ended December 31, 2013.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of IPL’s HDD data. Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of the gas base rate increase effective in January 2013 for IPL’s Iowa retail customers. Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s gas tax benefit rider.

Electric Transmission Service Expense - Electric transmission service expense increased $19 million for the three-month period primarily due to $9 million of higher electric transmission service costs billed by ITC to IPL during the three months ended March 31, 2013 compared to the same period in 2012 due to an increase in transmission service rates and $10 million of changes in the under-/over-collection of electric transmission service expenses through the transmission cost rider. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through the transmission cost rider resulting in an offsetting increase in electric revenues.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $4 million for the three-month period primarily due to $3 million of higher energy conservation expenses and $2 million of higher allocated cost of capital charges from Corporate Services. Changes in energy conservation expenses at IPL were largely offset by changes in energy conservation revenues at IPL.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses.

AFUDC - AFUDC increased $2 million for the three-month period primarily due to AFUDC recognized in the first quarter of 2013 for IPL’s emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4.

Income Taxes - Details of IPL’s effective income tax rates during the three months ended March 31 were as follows. The overall income tax rate for the first quarter of 2012 is not meaningful given the impact of IPL’s low income before income taxes for such period.

	2013	2012
Statutory federal income tax rate	35.0%	35.0%
Tax benefit riders	(37.3)	(37.5)
Effect of rate-making on property-related differences	(14.0)	(2.1)
Production tax credits	(9.7)	(9.6)
State apportionment changes	—	137.3
Other items, net	2.0	2.3
Overall income tax rate	(24.0%)	125.4%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of the tax benefit riders, effect of rate-making on property-related differences, production tax credits and state apportionment changes.

Preferred Dividend Requirements - Preferred dividend requirements increased $5 million for the three-month period due to IPL recording charges of $5 million in the first quarter of 2013 related to the redemption of preferred stock. Refer to Note 7 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of IPL’s preferred stock transactions.

WPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - WPL’s earnings available for common stock increased $11 million primarily due to higher electric and gas sales caused by colder weather conditions in the first quarter of 2013 compared to the first quarter of 2012, tax charges in the first quarter of 2012 resulting from changes in state apportionment projections caused by Alliant Energy’s planned sale of the RMT business, purchased electric capacity expense related to the Riverside PPA in the first quarter of 2012 and lower energy conservation cost recovery amortizations. These items were partially offset by higher depreciation expenses largely due to the purchase of Riverside in December 2012.

Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and, therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses.

First Quarter 2013 vs. First Quarter 2012 Summary - Electric margins and MWh sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$107.8	$102.6	5%	913	842	8%
Commercial	55.4	57.4	(3%)	558	562	(1%)
Industrial	72.9	76.8	(5%)	1,044	1,056	(1%)
Retail subtotal	236.1	236.8	—%	2,515	2,460	2%
Sales for resale:
Wholesale	39.8	37.2	7%	781	658	19%
Bulk power and other	2.7	1.4	93%	124	40	210%
Other	4.4	3.9	13%	20	17	18%
Total revenues/sales	283.0	279.3	1%	3,440	3,175	8%
Electric production fuel expense	59.5	38.0	57%
Energy purchases expense	22.9	47.8	(52%)
Purchased electric capacity expense	15.6	20.5	(24%)
Electric margins	$185.0	$173.0	7%

Electric margins increased $12 million, or 7%, primarily due to an estimated $6 million increase in electric margins from changes in sales caused by weather conditions in WPL’s service territory and $6 million of purchased electric capacity expenses in the first quarter of 2012 related to the Riverside PPA, which terminated in conjunction with WPL’s acquisition of Riverside in December 2012. Estimated increases (decreases) to WPL’s electric margins from the impacts of weather during the first quarters of 2013 and 2012 were $2 million and ($4) million, respectively.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s HDD and CDD data, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses, and sales trends. Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of retail rate cases, including a retail electric base rate freeze by WPL through December 31, 2014.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and, therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

First Quarter 2013 vs. First Quarter 2012 Summary - Gas margins and Dth sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$49.3	$44.7	10%	5,917	4,536	30%
Commercial	28.2	24.7	14%	4,008	3,069	31%
Industrial	2.2	1.7	29%	338	242	40%
Retail subtotal	79.7	71.1	12%	10,263	7,847	31%
Transportation/other	3.3	3.2	3%	7,901	5,227	51%
Total revenues/sales	83.0	74.3	12%	18,164	13,074	39%
Cost of gas sold	55.9	47.5	18%
Gas margins	$27.1	$26.8	1%

Gas margins increased 1% for the three-month period largely due to an estimated $6 million increase in gas margins from changes in sales caused by weather conditions in WPL’s service territory. Estimated increases (decreases) to WPL’s gas margins from the impacts of weather during the three months ended March 31, 2013 and 2012 were $1 million and ($5) million, respectively. This item was substantially offset by $6 million of lower revenues due to the impact of WPL’s retail gas base rate decrease effective in January 2013.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for WPL’s HDD data. Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of retail rate cases, including a retail gas base rate decrease effective in January 2013.

Electric Transmission Service Expense - Electric transmission service expense increased $3 million for the three-month period primarily due to $2 million of higher electric transmission service costs billed by ATC to WPL during the three months ended March 31, 2013 compared to the same period in 2012 due to a modest increase in transmission service rates.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses decreased $3 million for the three-month period primarily due to $5 million of lower energy conservation cost recovery amortizations, partially offset by $1 million of higher allocated cost of capital charges from Corporate Services.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $7 million for the three-month period primarily due to depreciation expense related to WPL’s acquisition of Riverside in December 2012, WPL’s SCR project at Edgewater Unit 5, which was placed in service in the fourth quarter of 2012, and new depreciation rates implemented by WPL effective in January 2013.

Interest Expense - Interest expense increased $1 million for the three-month period primarily due to $2 million of interest expense in the first quarter of 2013 for WPL’s 2.25% debentures issued in November 2012 to fund a portion of the purchase price of Riverside.

Income Taxes - Details of WPL’s effective income tax rates during the three months ended March 31 were as follows:

	2013	2012
Statutory federal income tax rate	35.0%	35.0%
Production tax credits	(6.9)	(6.2)
State apportionment changes	—	12.3
Other items, net	3.9	3.0
Overall income tax rate	32.0%	44.1%

Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of production tax credits and state apportionment changes.

Preferred Dividend Requirements - Preferred dividend requirements increased $1 million for the three-month period due to WPL recording charges of $1 million in the first quarter of 2013 related to the redemption of its preferred stock. Refer to Note 7 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of WPL’s preferred stock transaction.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s, IPL’s and WPL’s liquidity and capital resources matters is included in the 2012 Form 10-K and has not changed materially from the items reported in the 2012 Form 10-K, except as described below.

Liquidity Position - At March 31, 2013, Alliant Energy had $53 million of cash and cash equivalents, $722 million ($217 million at the parent company, $265 million at IPL and $240 million at WPL) of available capacity under their revolving credit facilities and $80 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at March 31, 2013 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,145.9	47%	$1,535.5	50%	$1,595.8	52%
Preferred stock	200.0	3%	200.0	6%	—	—%
Noncontrolling interest	1.8	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	3,123.4	46%	1,344.5	44%	1,331.7	43%
Short-term debt	243.4	4%	—	—%	160.0	5%
	$6,714.5	100%	$3,080.0	100%	$3,087.5	100%

Cash Flows - Selected information from the Condensed Consolidated Statements of Cash Flows was as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Cash and cash equivalents, January 1	$21.2	$11.4	$4.5	$2.1	$0.7	$2.7
Cash flows from (used for):
Operating activities	198.6	215.0	65.2	78.1	105.4	94.3
Investing activities	(119.7)	(135.1)	(83.2)	(61.4)	(76.1)	(63.6)
Financing activities	(46.7)	(60.4)	18.2	4.3	(21.6)	(31.3)
Net increase (decrease)	32.2	19.5	0.2	21.0	7.7	(0.6)
Cash and cash equivalents, March 31	$53.4	$30.9	$4.7	$23.1	$8.4	$2.1

Operating Activities -
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012 - Alliant Energy’s cash flows from operating activities decreased $16 million primarily due to $41 million of cash flows from operations at RMT in the first quarter of 2012 due to changes in working capital requirements associated with renewable energy projects and $35 million of lower cash flows from changes in the level of IPL’s accounts receivable sold during the three months ended March 31, 2013 compared to the same period in 2012. These items were partially offset by increased collections from IPL’s and WPL’s customers in the first quarter of 2013 caused by the weather impacts on electric and gas retail sales, and purchased electric capacity payments by WPL in the first quarter of 2012 related to the Riverside PPA.

IPL’s cash flows from operating activities decreased $13 million primarily due to $35 million of lower cash flows from changes in the level of accounts receivable sold during the three months ended March 31, 2013 compared to the same period in 2012 and $19 million of lower cash flows from income tax payments during the three months ended March 31, 2013 and income tax refunds during the three months ended March 31, 2012. These items were partially offset by lower affiliate payments to Corporate Services in the first quarter of 2013 compared to the same period in 2012 and increased collections from IPL’s customers in the first quarter of 2013 caused by the weather impacts on electric and gas retail sales.

WPL’s cash flows from operating activities increased $11 million primarily due to increased collections from WPL’s customers in the first quarter of 2013 caused by the weather impacts on electric and gas retail sales, and purchased electric capacity payments in the first quarter of 2012 related to the Riverside PPA. This item was partially offset by $14 million of lower cash flows from income tax payments during the three months ended March 31, 2013 compared to the same period in 2012.

RMT’s Working Capital Requirements - Cash flows from operations at RMT decreased significantly during the three months ended March 31, 2013 compared to the same period in 2012 largely due to amounts collected in the first quarter of 2012 for customers’ large renewable energy projects completed in late 2011 and early 2012. In January 2013, Alliant Energy sold RMT.

Investing Activities -
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012 - Alliant Energy’s cash flows used for investing activities decreased $15 million primarily due to a $62 million cash grant Alliant Energy received in March 2013 related to its Franklin County wind project. This item was partially offset by $32 million of higher construction expenditures. The higher construction expenditures were largely due to expenditures for emission controls projects at WPL’s Columbia Units 1 and 2, IPL’s Ottumwa Unit 1 and IPL’s George Neal Units 3 and 4 during three months ended March 31, 2013, partially offset by expenditures during the three months ended March 31, 2012 for the emission controls project at WPL’s Edgewater Unit 5. Refer to Note 3(b) for further discussion of the Franklin County wind project cash grant.

IPL’s cash flows used for investing activities increased $22 million primarily due to $21 million of higher construction expenditures. The higher construction expenditures were largely due to expenditures for emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4 during the three months ended March 31, 2013.

WPL’s cash flows used for investing activities increased $13 million primarily due to $10 million of higher construction expenditures. The higher construction expenditures were largely due to expenditures for emission controls projects at Columbia Units 1 and 2 during the three months ended March 31, 2013, partially offset by expenditures during the three months ended March 31, 2012 for the emission controls project at Edgewater Unit 5.

Financing Activities -
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012 - Alliant Energy’s cash flows used for financing activities decreased $14 million primarily due to $200 million of proceeds from IPL’s issuance of cumulative preferred stock in March 2013 and changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL. These items were partially offset by payments of $211 million to redeem IPL’s and WPL’s cumulative preferred stock in March 2013.

IPL’s cash flows from financing activities increased $14 million primarily due to $200 million of proceeds from the issuance of cumulative preferred stock in March 2013 and $30 million of capital contributions from its parent company during the three months ended March 31, 2013. These items were partially offset by payments of $150 million to redeem cumulative preferred stock in March 2013 and changes in the amount of commercial paper outstanding.

WPL’s cash flows used for financing activities decreased $10 million primarily due to changes in the amount of commercial paper outstanding, partially offset by payments of $61 million to redeem cumulative preferred stock in March 2013.

FERC and Public Utility Holding Company Act Financing Authorizations - In October 2011, IPL received authorization from FERC for $750 million of long-term debt securities issuances, $750 million of short-term debt securities outstanding (including borrowings from its parent, with $715 million of remaining authority as of March 31, 2013) and $200 million of preferred stock issuances through 2013 (with $0 remaining authority as of March 31, 2013).

Shelf Registrations - Alliant Energy, IPL and WPL have current shelf registration statements with the Securities and Exchange Commission for availability through December 2014 as follows:

	Alliant Energy	IPL	WPL
Aggregate amount available as of March 31, 2013	Unspecified	$600 million	$550 million
Securities available to be issued	Common stock, debt and other securities	Preferred stock and debt securities	Preferred stock and debt securities

Common Stock Issuances and Capital Contributions - Refer to Note 5(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances during the three months ended March 31, 2013 under its equity-based compensation plans for employees. Refer to Note 6 of the “Combined Notes to Condensed

Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to IPL, and payments of common stock dividends by IPL and WPL to their parent company during the three months ended March 31, 2013.

Preferred Stock Issuance and Redemptions - Refer to Note 7 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s preferred stock redemptions and IPL’s issuance of preferred stock in March 2013.

Short-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at March 31, 2013 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Status at March 31, 2013	50%	44%	50%

Refer to Note 8(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional information on short-term debt.

Long-term Debt - Refer to Note 8(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of $35 million of commercial paper outstanding at March 31, 2013 classified as long-term debt.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2012 Form 10-K and has not changed materially from the items reported in the 2012 Form 10-K, except as described below. Refer to Note 3(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s sales of accounts receivable program. Refer to Note 12(d) of the “Combined Notes to Condensed Consolidated Financial Statements” for information regarding various guarantees and indemnifications related to Alliant Energy’s prior divestiture activities.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2012 Form 10-K and has not changed materially from the items reported in the 2012 Form 10-K, except for the items described in Notes 8, 12(a) and 12(b) of the “Combined Notes to Condensed Consolidated Financial Statements.”

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s, IPL’s and WPL’s primary market risk exposures are associated with commodity prices, investment prices and interest rates. Alliant Energy, IPL and WPL have risk management policies to monitor and assist in mitigating these market risks and use derivative instruments to manage some of the exposures. A summary of Alliant Energy’s, IPL’s and WPL’s market risks is included in the 2012 Form 10-K and such market risks have not changed materially from those reported in the 2012 Form 10-K.

Critical Accounting Policies and Estimates - A summary of Alliant Energy’s, IPL’s and WPL’s critical accounting policies and estimates is included in the 2012 Form 10-K and such policies and estimates have not changed materially from those reported in the 2012 10-K, except as described below.

Contingencies - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimated based upon current available information. Note 12 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of contingencies assessed at March 31, 2013 including various pending legal proceedings, guarantees and indemnifications that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable future obligations. Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and regulatory liabilities assessed at March 31, 2013 as well as material changes to their regulatory assets and regulatory liabilities during the three months ended March 31, 2013.

Long-Lived Assets - Alliant Energy, IPL and WPL complete periodic assessments regarding the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include assets within their non-regulated operations that are proposed to be sold or are generating operating losses, and certain long-lived assets within their regulated operations that may not be fully recovered from IPL’s and WPL’s customers as a result of regulatory decisions in the future.

Resources’ Franklin County Wind Project - Note 3(b) of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of a $62 million cash grant received in March 2013 for the Franklin County wind project, which is one of Resources’ long-lived assets subject to periodic recoverability assessments. As of March 31, 2013, the carrying value of the Franklin County wind project was $146 million and was recorded in “Non-regulated Generation property, plant and equipment” on Alliant Energy’s Condensed Consolidated Balance Sheet.

WPL’s Bent Tree - Phase I Wind Project - Certain transmission system upgrade costs incurred by WPL in 2011 and 2012 related to its Bent Tree - Phase I wind project have also been subject to periodic recoverability assessments. In March 2013, MISO completed a definitive planning phase study for Bent Tree and determined the transmission system upgrades completed in 2011 and 2012 were required network upgrades. As a result, WPL is expected to be reimbursed by ITC for 100% of the related transmission upgrade costs. As of March 31, 2013, Alliant Energy and WPL recorded $14 million in “Deferred charges and other” on their Condensed Consolidated Balance Sheets related to the project constructed by ITC.

Unbilled Revenues - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their amount of unbilled revenues. At March 31, 2013, unbilled revenues related to Alliant Energy’s utility operations were $142 million ($68 million at IPL and $74 million at WPL). Note 3(a) of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of March 31, 2013 sold to a third-party financial institution related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL make assumptions and judgments periodically to estimate the obligations and costs related to their retirement plans. Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” provides additional details of pension and other postretirement benefits plans. Note 12(c) of the “Combined Notes to Condensed Consolidated Financial Statements” provides recent developments of the class-action lawsuit filed against the Cash Balance Plan in 2008.

Income Taxes - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their income tax assets, liabilities, benefits and expenses. Alliant Energy’s, IPL’s and WPL’s critical assumptions and judgments for the first quarter of 2013 include projections of future taxable income used to determine their ability to utilize net operating losses and credit carryforwards prior to their expiration and the states in which such future taxable income will be apportioned. Alliant Energy’s and IPL’s critical assumptions and judgments also include projections of qualifying repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” provides additional details of income taxes.

Other Future Considerations - In addition to items discussed earlier in MDA, the “Combined Notes to Consolidated Financial Statements” in Item 1 and “Risk Factors” in Item 1A, the following items could impact Alliant Energy’s, IPL’s or WPL’s future financial condition or results of operations:

Sales Trends - In January 2012, Eagle Point filed a Petition for Declaratory order requesting the IUB declare Eagle Point is not a public utility subject to the service territory laws in Iowa. Specifically, Eagle Point sought to sell directly to the City of Dubuque the power generated by a 175 kilowatt solar unit installed on the City’s property. IPL, MidAmerican, the Iowa Association of Electric Cooperatives, a coalition of solar power advocates, and the OCA actively participated in the related IUB proceeding. In April 2012, the IUB issued an order finding that Eagle Point’s proposed arrangement would make it a public utility operating in IPL’s exclusive service territory in violation of Iowa’s service territory laws. In May 2012, Eagle Point requested review of the IUB’s April 2012 order from the Polk County, Iowa District Court (District Court). In March 2013, the District Court issued a ruling that vacated the IUB’s decision, and found Eagle Point did not constitute a public utility and could enter into its proposed direct sales arrangement with the City of Dubuque. In April 2013, IPL and MidAmerican filed a joint Notice of Appeal with the Iowa Supreme Court. The IUB and the Iowa Association of Electric Cooperatives also filed Notices of Appeal with the Iowa Supreme Court. The District Court decision is currently stayed. Alliant Energy and IPL are unable to determine how this District Court ruling may impact the level of third-party solar development in IPL’s service territory and resulting impact on future demand of electricity by IPL’s customers.

In July 2012, Jo-Carroll filed a complaint in the U.S. District Court for the Northern District of Illinois Western Division against IPL seeking declaratory relief from a wholesale power supply agreement between the parties dated May 1, 2008. Jo-Carroll’s complaint was filed to invoke an early termination provision of the agreement. In April 2013, IPL and Jo-Carroll reached a settlement regarding the litigation and executed an amended agreement. The settlement is contingent upon FERC’s approval of the amended agreement. Key terms of the settlement include: (1) the amended agreement will no longer include an early termination rate comparison provision, which under the original agreement allowed Jo-Carroll to terminate such agreement with two year’s prior notice if certain energy price conditions existed; (2) the amended agreement has an initial term through at least April 1, 2018 and provides IPL or Jo-Carroll the right to terminate the amended agreement any time after April 1, 2018 with a four-year prior written notice; and (3) Jo-Carroll can source up to 10 MW of its electricity demand through its own generation. Sales to Jo-Carroll represented 2% of IPL’s total electric sales in 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2013 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of March 31, 2013.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Air Permitting Violation Claims - Refer to Note 12(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of air permitting violation claims related to WPL’s Edgewater Generating Station, Nelson Dewey Generating Station and Columbia Energy Center.

ITEM 1A. RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2012 Form 10-K and such risk factors have not changed materially from the items reported in the 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2013 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)
January 1 to January 31	3,359	$45.69	—	N/A
February 1 to February 28	2,167	46.93	—	N/A
March 1 to March 31	115	48.85	—	N/A
	5,641	46.23	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of May 2013.

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
For the quarter ended March 31, 2013

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description

3.1
Articles of Amendment of IPL (Regarding Designation and Authorization of 5.1% Series D Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to IPL’s Form 8-K, dated March 14, 2013 (File No. 1-4117))

4.1	Form of Preferred Stock Certificate of IPL (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated March 14, 2013 (File No. 1-4117))

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Senior Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Senior Vice President and CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Senior Vice President and CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.